Form 10QSB
period 2006-06-30
Ben Franklin Financial, Inc.
filed 2006-09-28
CIK 1366925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-52240

Ben Franklin Financial, Inc.

(Exact name of registrant as specified in its charter)

Federal	To Be Applied For
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14 N. Dryden Place, Arlington Heights, Illinois	60004
(Address of principal executive offices)	(Zip Code)

(847) 398-0990

(Registrant’s telephone number, including area code)

Check whether the registrant (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of outstanding shares of common stock as of September 27, 2006: 0 shares

Transitional Small Business Disclosure format (check one)    Yes  ☐    No  ☒

BEN FRANKLIN BANK OF ILLINOIS

INDEX

Separate financial statements for Ben Franklin Financial, Inc. (in formation) have not been included in this report because Ben Franklin Financial, Inc. has not engaged in any significant activities, has no significant assets, and has no contingent liabilities, revenue or expenses. Ben Franklin Bank of Illinois will create Ben Franklin Financial, Inc. upon the completion of its reorganization into the mutual holding company structure and will become its only subsidiary.

PART I – Financial Information

Item 1. Financial Statements

BEN FRANKLIN BANK OF ILLINOIS

STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	June 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$1,550	$1,718
Interest-bearing deposit accounts	6,125	1,121
Federal funds sold	3,250	4,200

Cash and cash equivalents	10,925	7,039
Securities available-for-sale	5,627	7,163
Loans receivable, net of allowance for loan losses of $508 at June 30, 2006; $509 at December 31, 2005	90,414	89,982
Federal Home Loan Bank stock	1,588	2,077
Premises and equipment, net	641	658
Accrued interest receivable	523	489
Other assets	570	361

Total assets	$110,288	$107,769

LIABILITIES AND EQUITY
Liabilities
Demand-noninterest-bearing	$1,768	$1,609
Demand-interest-bearing	8,736	8,267
Savings	10,791	11,416
Money Market	13,467	14,656
Certificates of deposit	64,367	60,212

Total deposits	99,129	96,160
Advances from Federal Home Loan Bank	2,000	2,000
Advances from borrowers for taxes and insurance	544	616
Other liabilities	281	659

Total liabilities	101,954	99,435

Commitments and contingent liabilities	—	—
Equity
Retained earnings, substantially restricted	8,471	8,410
Accumulated other comprehensive loss	(137)	(76)

Total equity	8,334	8,334

Total liabilities and equity	$110,288	$107,769

See accompanying notes to financial statements

BEN FRANKLIN BANK OF ILLINOIS

STATEMENTS OF INCOME

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest and dividend income
Loans	$1,330	$1,271	$2,668	$2,440
Securities	76	148	160	389
Federal funds sold	69	26	122	50
Interest-bearing deposit accounts and other	52	6	66	14

	1,527	1,451	3,016	2,893

Interest expense
Deposits	791	528	1,480	1,011
Federal Home Loan Bank advances	23	23	46	98

	814	551	1,526	1,109

Net interest income	713	900	1,490	1,784

Provision (credit) for loan losses	(2)	3	(1)	9

Net interest income after provision (credit) for loan losses	715	897	1,491	1,775

Noninterest income
Service fee income	50	35	87	67
Gain on sale of loans	—	20	—	21
Other	16	6	22	14

	66	61	109	102

Noninterest expenses
Compensation and employee benefits	433	428	871	854
Occupancy expenses	132	134	266	274
Data processing services	67	58	128	119
Professional fees	25	32	53	59
Regulatory fees	25	26	49	51
Other	74	73	135	138

	756	751	1,502	1,495

Income before income taxes	25	207	98	382

Provision for income taxes	12	71	37	130

Net income	$13	$136	$61	$252

Total comprehensive income	$(22)	$191	$—	$249

See accompanying notes to financial statements

BEN FRANKLIN BANK OF ILLINOIS

STATEMENTS OF CHANGES IN EQUITY

For the Six Months Ended June 30, 2006 and 2005

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
Balance at January 1, 2005	$8,022	$(11)	$8,011

Comprehensive income:
Net income	252	—	252	$252

Change in unrealized loss on securities available-for-sale, net of taxes	—	(3)	(3)	(3)

Total comprehensive income				$249

Balance at June 30, 2005	$8,274	$(14)	$8,260

Balance at January 1, 2006	$8,410	$(76)	$8,334

Comprehensive income:
Net income	61	—	61	$61

Change in unrealized loss on securities available-for-sale, net of taxes	—	(61)	(61)	(61)

Total comprehensive income				$—

Balance at June 30, 2006	$8,471	$(137)	$8,334

See accompanying notes to financial statements

BEN FRANKLIN BANK OF ILLINOIS

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Six Months Ended June 30
	2006	2005
Cash flows from operating activities
Net income	$61	$252
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	75	82
Amortization of premiums and discounts	22	22
Provision (credit) for loan losses	(1)	9
Loans originated for sale	(1,228)	(4,377)
Proceeds from the sale of loans	1,228	4,398
Gain on sale of loans	—	(21)
FHLB stock dividends	—	(218)
Changes in:
Deferred loan costs	37	54
Accrued interest receivable	(34)	(4)
Other assets	(184)	283
Other liabilities	(378)	34

Net cash from operating activities	(402)	514

Cash flows from investing activities
Proceeds from sales of securities available-for-sale	—	—
Proceeds from calls and maturities of securities available-for-sale	—	—
Purchase of securities available-for-sale	—	—
Principal repayments on mortgage-backed securities	1,425	1,235
Net decrease in loans	3,554	929
Purchase of loans	(4,019)	(807)
Redemption of Federal Home Loan Bank stock	489	4,700
Capital expenditures	(58)	(25)

Net cash from investing activities	1,391	6,032

Cash flows from financing activities
Net increase in deposits	2,969	400
Net change in advances from FHLB	—	(5,000)
Net change in advances from borrowers for taxes and insurance	(72)	96

Net cash from financing activities	2,897	(4,504)

Net change in cash and cash equivalents	3,886	2,042

Cash and cash equivalents at beginning of year	7,039	5,941

Cash and cash equivalents at end of year	$10,925	$7,983

Supplemental disclosures of cash flow information
Interest paid	$1,570	$1,078
Income taxes paid	440	109

See accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of Financial statement Presentation

The financial statements of Ben Franklin Financial, Inc. (in formation) (the “Holding Company”) have been omitted because Ben Franklin Financial, Inc. has not yet issued any stock, has no assets or liabilities, and has not conducted any business other than that of an organizational nature. The accompanying financial statements of Ben Franklin Bank of Illinois (the “Bank”) have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly they do not include all of the information and footnotes required for complete financial statements. In the opinion of the Bank’s management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. These statements should be read in conjunction with the financial statements and notes thereto included in the Holding Company’s Registration Statement on Form SB-2 (File No. 333-135562). Interim results are not necessarily indicative of results for a full year.

In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Bank in preparation of the financial statements, refer to the Holding Company’s Registration Statement on Form SB-2.

Ben Franklin Bank of Illinois is a federally chartered mutual savings bank and a member of the Federal Home Loan Bank (“FHLB”) system. The Bank maintains insurance on savings accounts with the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation.

Note 2 - Adoption of Plan of Reorganization and Stock Issuance

The Board of Directors of the Bank has adopted a Plan of Reorganization and Stock Issuance (the “Plan”) to reorganize the Bank into the mutual holding company structure with Ben Franklin Financial, MHC (the “MHC”), as the federal mutual holding company parent of Ben Franklin Financial, Inc. a federal corporation, which will own 100% of the stock of the Bank. Concurrently with the reorganization, the Holding Company will offer and sell shares of its common stock in a public offering representing 45% of its shares that will be outstanding after the offering. The MHC will retain 55% of the outstanding shares of common stock of the Holding Company. The common stock will be offered on a priority basis to eligible depositors with the remaining shares offered to the public in a community offering or a syndicated community offering, or a combination thereof. Upon completion of the stock offering, the MHC will continue to own at least a majority of the common stock of the Holding Company as long as the MHC exists. The plan has received conditional approval by the Office of Thrift Supervision.

The Holding Company plans to offer to the public shares of common stock representing a minority ownership of the estimated pro forma market value of the Bank as determined by an independent appraisal. The Bank may not pay dividends to the Holding Company if the dividends would cause the Bank to fall below the “well capitalized” capital threshold.

Offering costs have been deferred and will be deducted from the proceeds of the shares sold in the offering. If the offering is not completed, all costs will be charged to expense. At June 30, 2006 (unaudited), $135,000 of offering costs had been incurred and deferred. No offering costs had been incurred as of December 31, 2005.

Note 3 - New Accounting Standards

In December 2004, SFAS No. 123R, Share-Based Payments, was issued. SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. This Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans. This statement is effective, (i) for public entities that do not file as small business issuers—as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, (ii) for public entities that file as small business issuers—as of the beginning of the first interim or annual reporting period that begins after December 15, 2005, (iii) for nonpublic entities—as of the beginning of the first annual reporting period that begins after December 15, 2005. Because Ben Franklin Financial, Inc. has never issued stock nor adopted a stock-based incentive plan, management is currently unable to evaluate the impact on the results of operations or financial condition of this standard.

In May 2005, FAS No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3, was issued. FAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. This statement is effective for fiscal years that begin after December 15, 2005. Management does not believe the adoption of SFAS No. 154 will have a material impact on the results of operations or financial condition of Ben Franklin Financial, Inc.

In February 2006, SFAS No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140, was issued. FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes, among other things, the accounting for certain derivatives embedded in other financial instruments.. The primary objectives of this Statement with respect to Statement 133 are to: a. Simplify accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminate the interim guidance in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests in securitized financial assets are not subject to the provisions of Statement 133. The primary objective of this Statement with respect to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, is to eliminate a restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. This statement is effective for fiscal years that begin after September 15, 2006. Management does not believe the adoption of SFAS No. 155 will have a material impact on the results of operations or financial condition of Ben Franklin Financial, Inc.

In March 2006, SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, was issued. FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. This statement is effective for fiscal years that begin after September 15, 2006. Management does not believe the adoption of SFAS No. 156 will have a material impact on the results of operations or financial condition of Ben Franklin Financial, Inc.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which was issued to require that all tax positions be evaluated using consistent criteria and measurement and further supplemented by enhanced disclosure. FIN 48, an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This interpretation provides clear criteria for subsequently recognizing, derecognizing, and measuring such tax positions for financial statement purposes, as well as provides guidance on accrual of interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 or January 1, 2007 for calendar year-end companies. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption would be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The cumulative-effect adjustment would not apply to those items that would not have been recognized in earnings, such as the effect of adopting FIN 48 on tax positions related to business combinations. Management is currently evaluating the impact of this interpretation on its financial condition and results of operations.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This quarterly report on Form 10-QSB may contain statements relating to the future results of the Bank (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements, in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of management of the Bank. Words such as “expects,” “believes,” “should,” “plans,” “anticipates,” “will,” “potential,” “could,” “intend,” “may,” “outlook,” “predict,” “project,” “would,” “estimates,” “assumes,” “likely,” and variations of such similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Bank, including earnings growth; revenue growth in retail banking, lending and other areas; origination volume in the Bank’s consumer, commercial and other lending portfolios; loan prepayment levels; current and future capital management programs; non-interest income levels, including fees from the abstract subsidiary and banking services as well as product sales; tangible capital generation; market share; expense levels’ and other business operations and strategies. For this presentation, the Bank claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

Factors that could cause future results to vary from current management expectations include, but are not limited to, changing national and local economic conditions, including growth rates and employment levels, legislative and regulatory changes; monetary and fiscal policies of the federal government; changes in tax policies; rates and regulations of federal, state, and local tax authorities; changes in interest rates; deposit flows; the cost of funds; demand for loan products; demand for financial services; competition; changes in the quality and composition of the Bank’s loan and investment portfolios; changes in management’s business strategies; changes in accounting principles, policies or guidelines, changes in real estate values and other factors discussed elsewhere in this report and set forth under Risk Factors in our Registration Statement on Form SB-2. The forward-looking statements are made as of the date of this report, and the Bank assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

General

Ben Franklin Bank of Illinois is a federally chartered savings bank headquartered in Arlington Heights, Illinois. Ben Franklin Bank of Illinois was originally founded in 1893 as a building and loan association. We conduct our business from our main office and two branch offices. All of our offices are located in the northwestern corridor of the Chicago metropolitan area.

Our principal business activity is the origination and purchase of mortgage loans secured by one- to four-family residential real estate. We also invest in commercial real estate, multi-family, construction, land and home equity loans. Ben Franklin Bank of Illinois offers a variety of deposit accounts, including checking, money market savings and certificates of deposit, and it emphasizes personal and efficient service for its customers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of Chicago advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our primary focus is to develop and build profitable customer relationships across all lines of business while maintaining our role as a community bank.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities (including mortgage-backed and other securities) and other interest-earning assets primarily interest-earning deposits, and the interest paid on our interest-bearing liabilities, consisting primarily of savings and transaction accounts, certificates of deposit, and Federal Home Loan Bank of Chicago advances. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of deposit and loan origination services for other financial institutions, gains and losses on the sale of loans and securities and miscellaneous other income. Non-interest expense currently consists primarily of compensation and employee benefits, occupancy and equipment expenses, data processing, professional fees, and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Critical Accounting Policies

Certain of our accounting policies are important to the portrayal of our financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in performance of the economy and changes in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and accounting for deferred income taxes.

Allowance for Loan Losses. Our allowance for loan losses is the estimated amount considered necessary to reflect probable incurred credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of the most critical for Ben Franklin Bank of Illinois. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans and discounted cash flow valuations of properties are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisals and discounted cash flow valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals and discounted cash flow valuations are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

Management performs a quarterly evaluation of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the value of the underlying collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant revision based on changes in economic and real estate market conditions.

The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating special mention and classified loans from the remaining loans, and then categorizing each group by type of loan. Loans within each type exhibit common characteristics including terms, collateral type, and other risk characteristics. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.

Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change.

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

Assets. Total assets at June 30, 2006 were $110.3 million compared to $107.8 million at December 31, 2005, an increase of $2.5 million or 2.3%. This increase reflects a $3.9 million increase in cash and cash equivalents offset by a decrease in securities of $1.5 million.

For the first six months of 2006, loan balances increased $432,000 to $90.4 million at June 30, 2006 compared to $90.0 million at December 31, 2005. Our one-to-four family mortgage loans increased $566,000 or 1.2% to $49.4 million and our commercial loans increased $1.1 million or 61.2% to $2.8 million, both as of June 30, 2006. This increase was offset by decreases in our multi-family real estate, commercial real estate, and land loans of $793,000 or 2.8% to $27.6 million at June 30, 2006 compared to $28.4 million at December 31, 2005. Similarly our home equity lines-of-credit decreased $571,000 or 6.9% to $7.7 million at June 30, 2006 compared to $8.3 million at December 31, 2005. Over the past six months we have experienced an increase in loan payments primarily on multi-family, commercial real estate, and land loans. To offset this decline and supplement our originations, we purchased $3.1 million of adjustable-rate single-family loans.

At June 30, 2006, non-performing loans totaled $409,000 or 0.45% of total loans and 0.37% of total assets at that date. There were no non-performing loans at December 31, 2005.

Securities balances decreased $1.5 million from December 31, 2005 to June 30, 2006 due to payments on mortgage-backed securities and the redemption of $489,000 of Federal Home Loan Bank of Chicago stock. Given the decline in the dividend rate on Federal Home Loan Bank of Chicago stock, we may consider requesting redemption of additional shares of stock when permitted by the Federal Home Loan Bank of Chicago.

Cash and cash equivalents have increased $3.9 million or 55.7% to $10.9 million at June 30, 2006 compared to $7.0 million at December 31, 2005. The increase is due to an increase of $3.0 million in customer deposits offset by a decrease of $1.5 million in securities. The increase in cash and cash equivalents reflects our decision to increase liquidity in a rising interest rate environment pending reinvestment at higher rates.

Liabilities. Deposit balances increased $2.9 million or 3.0% to $99.1 million at June 30, 2006 from $96.2 million at December 31, 2005. The increase was primarily due to a $4.2 million or 6.9% increase in certificates of deposit offset by a decrease in non-certificate of deposit accounts of $1.2 million or 3.3% at June 30, 2006. The increase in certificates of deposit was due to promotional rates offered during the first quarter of 2006 to retain $16.4 million of maturing deposits, which resulted in additional funds being deposited. The decrease in non-certificates of deposit consisted of a decline in savings and money market accounts of $625,000 and $1.2 million, respectively, offset by an increase in demand accounts of $628,000 at June 30, 2006. The decrease in savings and money market deposits reflects management’s decision to conservatively price these deposit accounts as well as the increased attractiveness to customers of competitively priced certificates of deposit in a higher interest rate environment. The increase in demand accounts was primarily due to a promotional rate offered for these accounts.

Equity. Total equity at June 30, 2006 was $8.3 million, the same as at December 31, 2005. Equity increased by $61,000 due to net income which was offset by an increase in the unrealized loss on securities available-for-sale of $61,000.

Interest Rate Risk. An important measure of interest rate risk is the amount by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) changes in the event of a range of assumed changes in market interest rates. We have utilized the Office of Thrift Supervision net portfolio value model (“NPV”) to provide an analysis of estimated changes in our NPV under the assumed instantaneous changes in the United States treasury yield curve. The financial model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of the NPV.

Set forth below is an analysis of the changes that would occur to our NPV as of June 30, 2006 in the event of designated changes in the United States treasury yield curve.

Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
				NPV Ratio (4)	Change in Basis Points
		Amount	Percent
	(Dollars in thousands)
+300	$8,217	$(3,581)	(30)%	7.63%	(281)
+200	9,547	(2,251)	(19)	8.71	(173)
+100	10,765	(1,033)	(9)	9.66	(78)
0	11,798	—	—	10.44	—
-100	12,565	767	7	10.98	54
-200	12,911	1,113	9	11.18	74

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net portfolio value requires making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

Comparison of Operating Results for the Three Months Ended June 30, 2006 and June 30, 2005

General. Net income decreased 90.4% to $13,000 for the three months ended June 30, 2006 compared to $136,000 for the three months ended June 30, 2005. This decrease reflects a decline in our net interest margin from 3.38% for the three months ended June 30, 2005 to 2.66% for the three months ended June 30, 2006. The primary reasons for the decline were higher interest rates paid on certificates of deposit during a period of rising short-term interest rates which contributed to a 105 basis point increase in yield on interest-bearing liabilities and an increase in the balance of lower yielding interest-earning deposits in 2006 along with a decrease in the Federal Home Loan Bank of Chicago stock dividend, both of which limited the increase in yield on interest-earning assets to 25 basis points. Management does not expect to see any significant improvement in our interest margin until economic conditions, particularly the current “flat” yield curve, improve.

Interest Income. Interest income increased $76,000 for the three months ended June 30, 2006 compared with the prior year period or 5.2% to $1.5 million. Interest income from loans increased $59,000 or 4.6% to $1.3 million for the three months ended June 30, 2006 due primarily to an increase in yield due to rising market rates. The average yield on loans for the three months ended June 30, 2006 increased to 5.98% compared to 5.59% for the three months ended June 30, 2005 due to upward repricing of certain adjustable rate loans, higher rates on new originations, and a change in the mix of our loan portfolio. The average loan balance decreased $2.0 million to $89.1 million for the three months ended June 30, 2006 compared to $91.1 million for the three months ended June 30, 2005.

The average balance of our multi-family real estate, commercial real estate and land loans increased $3.9 million or 16.6% to $27.7 million. Average yield on such loans was 6.43% for the three months ended June 30, 2006 compared to 6.32% for the three months ended June 30, 2005. These factors resulted in an increase in interest income of

$70,000. This was offset by a decrease in the average balance of all remaining loans of $6.0 million to $61.4 million and included declines in one- to four-family residential loans of $4.0 million or 7.9% and home equity lines-of-credit of $1.9 million or 19.8% for the three months ended June 30, 2006. The average yield on such loans was 5.78% for the three months ended June 30, 2006 compared to 5.33% for the three months ended June 30, 2005, resulting in a decrease in interest income of $11,000.

Interest income from securities decreased $72,000 or 48.7% to $76,000 for the three months ended June 30, 2006 from $148,000 for three months ended June 30, 2005. Dividend income from Federal Home Loan Bank of Chicago stock declined $49,000 or 75.6% due to reductions in the average balance and rate paid. For the dividend received for the three months ended June 30, 2005, our average balance was $4.8 million and the rate of 5.50% was paid to us as compared to our average balance of $2.1 million and the rate of 3.10% that was paid to us for the dividend received for three months ended June 30, 2006. The average balance of our securities decreased $2.7 million to $8.3 million for the three months ended June 30, 2006 compared to $11.0 million for three months ended June 30, 2005 due primarily to the payments on mortgage-backed securities. The yield on securities for the three months ended June 30, 2006 was 3.71% compared to 5.38% for the three months ended June 30, 2005 due primarily to the lower dividend rate paid on Federal Home Loan Bank of Chicago stock.

Interest from other interest-earning assets for the three months ended June 30, 2006 increased $89,000 or 278.1% to $121,000 from $32,000 for the three months ended June 30, 2005 due to higher balances and higher interest rates. The average balance for the three months ended June 30, 2006 was $10.0 million with an average yield of 4.85%. For the three months ended June 30, 2005, the average balance was $4.5 million with an average yield of 2.88%. This increase in balance reflects our decision to increase liquidity in a rising interest rate environment pending reinvestment at higher rates.

Interest Expense. Interest expense for the three months ended June 30, 2006 was $814,000, an increase of $263,000 or 47.7% from $551,000 for the three months ended June 30, 2005. Interest expense on deposit accounts increased $263,000 or 49.8% to $791,000 from $528,000 for the prior year period due primarily to an increase in average cost to 3.26% for the three months ended June 30, 2006 compared to 2.19% for the prior year period. This increase was due to an increase in general interest rates, a highly competitive market for certificates of deposit combined with a higher percentage of our deposits in certificates of deposit. The average balance of deposit accounts increased $488,000 or 0.5% to $97.2 million for the three months ended June 30, 2006 compared to $96.7 million for the three months ended June 30, 2005. For the three months ended June 30, 2006, average certificates of deposit increased $6.2 million or 10.7% to $64.3 million from $58.1 million and average non-certificates of deposit decreased $5.7 million or 14.8% to $32.9 million for the three months ended June 30, 2006 from $38.6 million for the three months ended June 30, 2005. The changes in deposit balances were the result of our decision to withhold rate increases on certain non-certificate of deposit accounts and customer preference for higher yielding instruments in a rising interest rate environment.

Net Interest Income. Net interest income for the three months ended June 30, 2006 was $713,000 compared to $900,000 for the three months ended June 30, 2005, a decrease of $187,000 or 20.8%. The average yield on interest-earning assets for the three months ended June 30, 2006 was 5.70% compared to 5.45% for the prior year period. The average cost of interest-bearing liabilities increased to 3.29% for the three months ended June 30, 2006 from 2.24% for the three months ended June 30, 2005. The net interest rate spread decreased to 2.41% for the three months ended June 30, 2006 compared to 3.21% for the three months ended June 30, 2005. To the extent that the yield curve remains flat, as certain certificates of deposit mature and are renewed and replaced, we are likely to experience continued compression of our interest rate margin. This will have an adverse impact on our results of operations.

Provision (Credit) for Loan Losses. Our allowance for loan losses is the estimated amount considered necessary to reflect probable incurred losses in the loan portfolio at the balance sheet date. Our analysis includes a review of identified problem loans for which a specific allowance is required as well as a general allowance for the remainder of the portfolio.

A credit of $2,000 for loan losses was recorded for the three months ended June 30, 2006 compared to a provision for loan losses of $3,000 for the three months ended June 30, 2005. While our methodology takes into account higher risk factors for multi-family real estate, commercial real estate and land lending, other factors including our experience with our borrowers and community, our underwriting standards and the repayment performance of our portfolio loans may offset these risks. The 2006 credit reflects the continued low level of non-performing and past due loans in our portfolio and a lower balance in the commercial real estate portfolio.

Non-interest Income. For the three months ended June 30, 2006, non-interest income was $66,000 compared to $61,000 for the three months ended June 30, 2005, an 8.2% increase. There was no gain on sale of loans for the three months ended June 30, 2006 compared with $20,000 for the prior year period. Fees received from providing origination services for other financial institutions totaled $21,000 for the three months ended June 30, 2006 compared to $5,000 for the three months ended June 30, 2005.

Non-interest Expense. For the three months ended June 30, 2006, non-interest expense totaled $756,000 compared to $751,000 for the prior year period, a 0.7% increase. Compensation and benefits expense increased $5,000 or 1.2% for the three months ended June 30, 2006 from the three months ended June 30, 2005 due to normal salary increases. All other components of non-interest expense remained unchanged from the prior year period.

Income Tax Provision. The provision for income taxes was $12,000 for the three months ended June 30, 2006 compared to $71,000 for the three months ended June 30, 2005. The decrease in the provision was due to the decrease in pretax income of $182,000.

Comparison of Operating Results for the Six Months Ended June 30, 2006 and June 30, 2005

General. Net income decreased $191,000 or 75.8% to $61,000 for the six months ended June 30, 2006 compared to $252,000 for the six months ended June 30, 2005. The primary reasons for this decrease were higher interest rates paid on certificates of deposit during a period of rising short-term interest rates which contributed to a 91 basis points increase in yield on interest-bearing liabilities and an increase in the balance of lower yielding interest-earning deposits along with a decrease in the Federal Home Loan Bank of Chicago stock dividend rate, both of which limited the increase in yield on interest-earning assets to 31 basis points Non-interest income increased for the six months ended June 30, 2006 by $7,000 or 6.9% to $109,000 from $102,000 for the six months end June 30, 2005 due to higher service fee and other fee income. Non-interest expense for the six months ended June 30, 2006 was $1.5 million, the same as the prior year period.

Interest Income. Interest income for the six months ended June 30, 2006 increased $123,000 or 4.3% to $3.0 million from $2.9 million for the six months ended June 30, 2005. Interest income from loans increased $228,000 or 9.3% to $2.7 million for the six months ended June 30, 2006 from $2.4 million for the same period in 2005. This increase was due to an increase in loan yields resulting from higher market rates and an increased emphasis on higher yielding multi-family real estate, commercial real estate and land loans. Our average loan balance decreased $567,000 for the six months ended June 30, 2006 to $89.6 million from $90.2 million for the six months ended June 30, 2005. The average yield on loans for the six months ended June 30, 2006 was 5.98% compared to 5.43% for the prior year period as higher market interest rates resulted in originations at higher rates and caused our variable rate loans to reprice at higher rates. The change in our portfolio mix also contributed to the increase in yield.

The average balance of our multi-family real estate, commercial real estate and land portfolios increased $5.8 million or 25.9% to $28.2 million for the six months ended June 30, 2006 compared to $22.4 million for the same period in 2005. Average yield on such loans was 6.50% for the six months ended June 30, 2006 compared to 6.25% for the six months ended June 30, 2005. These factors resulted in an increase in interest income of $214,000. The average balance of all remaining loans in our portfolio decreased $6.3 million to $61.5 million for the six months ended June 30, 2006 compared to $67.8 million for the same period in 2005 and included declines in one- to four-family loans of $4.3 million or 8.4%, construction loans of $1.1 million or 25.1%, and home equity lines-of-credit of $1.6 million or 16.8%. The average yield on such loans increased to 5.74% for the six months ended June 30, 2006 compared to 5.16% for the six months ended June 30, 2005, resulting in an increase of interest income of $14,000.

Interest income from securities declined $229,000 or 58.9% to $160,000 for the six months ended June 30, 2006 from $389,000 for the six months ended June 30, 2005. The average balance of securities for the six months ended June 30, 2006 was $8.7 million compared to $12.7 million for the prior year due to the redemption of Federal Home Loan Bank of Chicago stock and payments received on mortgage-backed securities. Our Federal Home Loan Bank of Chicago stock dividends decreased $186,000 or 85.5% to $32,000 for the six months ended June 30, 2006 from

$218,000 for the prior year period due to an average balance decrease of $1.3 million or 39.6% related to the redemption of $4.7 million of excess stock during the first three months of 2005 as well as a decline in the dividend rate paid on such stock from 5.50% in the first quarter of 2005 to 3.10% in the second quarter of 2006. With the decrease in Federal Home Loan Bank of Chicago dividends, the yield on our securities for the six months ended June 30, 2006 was 3.68% compared to 6.14% for the six months ended June 30, 2005.

For the six months ended June 30, 2006, interest from other interest-earning assets increased $124,000 to $188,000 from $64,000 for the six months ended June 30, 2005 due to higher balances and an increase in yields. During this period of rising interest rates, management increased liquidity pending reinvestment into higher yielding loans and other investments. The average balance increased during the first six months of 2006 by $3.1 million to $8.1 million from $5.0 million for the first six months of 2005. For the six months ended June 30, 2006, the yield on interest-earning deposits increased to 4.68% from 2.59% in the prior year period reflecting changes in general interest rates.

Interest Expense. Interest expense for the six months ended June 30, 2006 was $1.5 million, an increase of $417,000 or 37.6% from the six months ended June 30, 2005. Interest expense on deposit accounts increased $469,000 or 46.4% to $1.5 million for the six months ended June 30, 2006 from $1.0 million for the six months ended June 30, 2005. This increase was due to an increase in general interest rates, a highly competitive market for certificates of deposit, and a higher percentage of our customer deposits in certificates of deposit. The average cost of deposits increased to 3.10% in the first six months of 2006 compared to 2.11% in the first six months of 2005 due to an increase in market rates. Our average balance of deposit accounts was $96.1 million for the six months ended June 30, 2006, a decrease of $478,000 or 0.5% from $96.6 million for the prior year period. A decrease during the six months ended June 30, 2006 in the average balance of savings, checking, and money market accounts of $6.2 million or 15.8% offset in part by an increase in certificates of deposit of $5.7 million or 10.1% accounted for the overall decline in the balance of deposit accounts. This decline resulted from our decision to withhold rate increases on certain non-certificates of deposit accounts and customer preference for higher yielding certificates of deposit in a higher interest rate environment.

Interest expense on Federal Home Loan Bank of Chicago advances was $46,000 for the six months ended June 30, 2006, a decrease of $52,000 or 53.1% from $98,000 for the prior year period. The average balance of advances for the six months ended June 30, 2006 was $2.0 million compared to $3.5 million for the six months ended June 30, 2005. During 2005, we paid off $5.0 million of the $7.0 million advance that matured and extended the balance for five years. The average cost for Federal Home Loan Bank of Chicago advances decreased to 4.64% for the six months ended June 30, 2006 from 5.61% for the six months ended June 30, 2005 as we paid down our higher cost borrowings.

Net Interest Income. Net interest income for the six months ended June 30, 2006 decreased $294,000 or 16.5% to $1.5 million from $1.8 million for the prior year. The average yield on interest-earning assets for six months ended June 30, 2006 was 5.69% compared to 5.38% for the prior year period. The average cost of interest-bearing liabilities increased to 3.14% for the six months ended June 30, 2006 from 2.23% for the six months ended June 30, 2005. The result was a net interest rate spread of 2.55% for the six months ended June 30, 2006 compared to 3.15% for the prior year period.

Provision (Credit) for Loan Losses. Our allowance for loan losses is the estimated amount considered necessary to reflect probable incurred losses in the loan portfolio at the balance sheet date. Our analysis includes a review of identified problem loans for which a specific allowance is required as well as a general allowance for the remainder of the portfolio.

A credit of $1,000 for loan losses was recorded for the six months ended June 30, 2006 compared to a provision for loan losses of $9,000 for the six months ended June 30, 2005. The credit for the six months ended June 30, 2006 reflected the continued low level of non-performing and past due loans in our portfolio and a decrease in the balance of our commercial real estate loans.

Non-interest Income. Non-interest income increased $7,000 or 6.9% to $109,000 for the six months ended June 30, 2006 compared to $102,000 for the prior year period. Fees for deposit and loan related services were $87,000 for the six months ended June 30, 2006 compared to $67,000 for the prior year period, a 29.9% increase. This increase was primarily due to a $28,000 increase in fees received from providing origination services for other financial institutions. This was offset by a $21,000 decrease in gain on sale of loans.

Non-interest Expense. Non-interest expense totaled $1.5 million for the six months ended June 30, 2006, unchanged from the six months ended June 30, 2005. The largest component of non-interest expenses, compensation and benefits expense, increased $17,000 or 2.0% primarily due to an increase in salaries of $11,000 due to normal salary increases. All other components of non-interest expense decreased $10,000 or 1.6%.

Income Tax Provision. The provision for income taxes was $37,000 for the six months ended June 30, 2006 compared to $130,000 for the six months ended June 30, 2005. The decrease in the provision was due to the decrease in pretax income of $284,000.

Liquidity and Capital Resources

Our primary source of funds are deposits and the proceeds from principal and interest payments on loans and mortgage-backed securities. While maturities and scheduled amortization of loans and securities are predicable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally manage the pricing of our deposits to be competitive within our market and to increase core deposit relationships.

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, Federal funds sold, and short and intermediate-term U.S. Government and agency obligations and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Chicago.

Our cash flows are comprised of three primary classifications: (i) cash flows from operating activities, (ii) investing activities, and (iii) financing activities. Net cash from operating activities were $(402,000) and $514,000 for the six months ended June 30, 2006 and 2005, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and purchases, offset by principal collections on loans and mortgage-backed securities, and proceeds from Federal Home Loan Bank stock redemption. Net cash from investing activities were $1.4 million and $6.0 million for the six months ended June 30, 2006 and 2005, respectively. Net cash from financing activities consisted primarily of the activity in deposit, borrowing, and escrow accounts. The net cash from financing activities was $2.9 million and $(4.5) million for the six moths ended June 30, 2006 and 2005, respectively.

At June 30, 2006, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $8.3 million, or 7.53% of adjusted total assets which was $3.9 million above the required level of $4.4 million, or 4.00%; and total risk-based capital of $8.8 million or 11.68% of risk weighted assets, which was $2.8 million above the required level of $6.0 million or 8.00%. The Bank at June 30, 2006 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Chicago advances and other borrowings as sources of funds. At June 30, 2006, cash and cash equivalents totaled $10.9 million.

At June 30, 2006, we had outstanding commitments to originate loans of $1.1 million. We anticipate that we will have sufficient funds available to meet our current loan commitments. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from June 30, 2006 totaled $38.7 million. Management believes, based on past experience that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

Off-Balance Sheet Arrangements.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the six months ended June 30, 2006, we did not engage in any off-balance sheet transactions other than loan origination commitments in the normal course of our lending activities.

Item 3. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Bank’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Bank’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2006. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal controls over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information

Item 1 Legal Proceedings

There are no material pending legal proceedings to which the Holding Company or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

The Holding Company began selling its common stock to the Bank’s depositors and employee stock ownership plan in a subscription offering beginning on or about August 24, 2006. The stock offering has not closed as of the date of this Form 10-QSB. Keefe, Bruyette & Woods, Inc. is the selling agent for the offering. The offering proceeds will be invested as set forth in our Registration Statement on Form SB-2 (File No. 333-135562) as declared effective by the SEC on August 14, 2006. The Holding Company registered 892,688 shares of its common stock for an aggregate price of the amount registered of $8,926,880.

Item 3 Defaults upon Senior Securities

Not Applicable

Item 4 Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5 Other Information

Not Applicable

Item 6 Exhibits

(a) Exhibits

31.1    Rule 13(a) – 14(a) Certification (Chief Executive Officer)

31.2    Rule 13(a) – 14(a) Certification (Chief Financial Officer)

32.1    Section 1350 Certification (Chief Executive Officer)

32.2    Section 1350 Certification (Chief Financial Officer)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEN FRANKLIN FINANCIAL, INC.
(Registrant)

Date: September 27, 2006	/s/ C. Steven Sjogren
C. Steven Sjogren
President and Chief Executive Officer