Form 10QSB
period 2006-09-30
Ben Franklin Financial, Inc.
filed 2006-11-13
CIK 1366925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-52240

Ben Franklin Financial, Inc.

(Exact name of registrant as specified in its charter)

Federal	20,5838969
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

14 N. Dryden Place, Arlington Heights, Illinois	60004
(Address of principal executive offices)	(Zip Code)

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

Number of outstanding shares of common stock as of November 13, 2006: 1,983,750 shares

Transitional Small Business Disclosure format (check one)    Yes  ☐    No  ☒

BEN FRANKLIN BANK OF ILLINOIS

INDEX

Separate financial statements for Ben Franklin Financial, Inc. (in formation) have not been included in this report because, as of September 30, 2006, Ben Franklin Financial, Inc. had not engaged in any significant activities, had no significant assets, and had no contingent liabilities, revenue or expenses. On October 18, 2006, Ben Franklin Bank of Illinois created Ben Franklin Financial, Inc. upon the completion of its reorganization into the mutual holding company structure and became its only subsidiary.

PART I – Financial Information

Item 1. Financial Statements

BEN FRANKLIN BANK OF ILLINOIS

STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Cash and due from banks	$1,374	$1,718
Interest-bearing deposit accounts	4,303	1,121
Federal funds sold	22,560	4,200

Cash and cash equivalents	28,237	7,039
Securities available-for-sale	5,201	7,163
Loans receivable, net of allowance for loan losses of $508 at September 30, 2006; $509 at December 31, 2005	93,564	89,982
Federal Home Loan Bank stock	1,588	2,077
Premises and equipment, net	621	658
Accrued interest receivable	546	489
Other assets	859	361

Total assets	$130,616	$107,769

LIABILITIES AND EQUITY
Liabilities
Demand-noninterest-bearing	$1,899	$1,609
Demand-interest-bearing	8,554	8,267
Savings	31,839	11,416
Money Market	11,944	14,656
Certificates of deposit	65,449	60,212

Total deposits	119,685	96,160
Advances from Federal Home Loan Bank	2,000	2,000
Advances from borrowers for taxes and insurance	189	616
Other liabilities	295	659

Total liabilities	122,169	99,435

Commitments and contingent liabilities	—	—
Equity
Retained earnings, substantially restricted	8,504	8,410
Accumulated other comprehensive loss	(57)	(76)

Total equity	8,447	8,334

Total liabilities and equity	$130,616	$107,769

See accompanying notes to financial statements

BEN FRANKLIN BANK OF ILLINOIS

STATEMENTS OF INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest and dividend income
Loans	$1,414	$1,259	$4,082	$3,699
Securities	74	101	234	490
Federal funds sold	91	47	213	97
Interest-bearing deposit accounts and other	62	7	128	21

	1,641	1,414	4,657	4,307
Interest expense
Deposits	843	571	2,323	1,582
Federal Home Loan Bank advances	23	23	69	121

	866	594	2,392	1,703

Net interest income	775	820	2,265	2,604

Provision (credit) for loan losses	—	4	(1)	13

Net interest income after provision (credit) for loan losses	775	816	2,266	2,591

Noninterest income
Service fee income	54	33	141	100
Gain on sale of loans	—	6	—	27
Other	12	6	34	20

	66	45	175	147
Noninterest expenses
Compensation and employee benefits	451	439	1,322	1,293
Occupancy expenses	132	139	398	413
Data processing services	95	64	223	183
Professional fees	24	25	77	84
Regulatory fees	12	24	61	75
Other	76	65	211	203

	790	756	2,292	2,251

Income before income taxes	51	105	149	487

Provision for income taxes	18	36	55	166

Net income	$33	$69	$94	$321

Total comprehensive income	$113	$38	$113	$287

See accompanying notes to financial statements

BEN FRANKLIN BANK OF ILLINOIS OF ILLINOIS

STATEMENTS OF CHANGES IN EQUITY

For the Nine Months Ended September 30, 2006 and 2005 – (Unaudited)

	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total	Comprehensive Income (Loss)
Balance at January 1, 2005	$8,022	$(11)	$8,011

Comprehensive income:
Net income	321	—	321	$321

Change in unrealized loss on securities available- for-sale, net of taxes	—	(34)	(34)	(34)

Total comprehensive income				$287

Balance at September 30, 2005	$8,343	$(45)	$8,298

Balance at January 1, 2006	$8,410	$(76)	$8,334

Comprehensive income:
Net income	94	—	94	$94

Change in unrealized loss on securities available-for-sale, net of taxes	—	19	19	19

Total comprehensive income				$113

Balance at September 30, 2006	$8,504	$(57)	$8,447

See accompanying notes to financial statements

BEN FRANKLIN BANK OF ILLINOIS

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net income	$94	$321
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	106	123
Amortization of premiums and discounts	26	40
Provision (credit) for loan losses	(1)	13
Loans originated for sale	(1,262)	(5,155)
Proceeds from the sale of loans	1,262	5,181
Gain on sale of loans	—	(27)
FHLB stock dividends	—	(242)
Changes in:
Deferred loan costs	44	80
Accrued interest receivable	(57)	(27)
Other assets	(514)	140
Other liabilities	(364)	123

Net cash from operating activities	(666)	570

Cash flows from investing activities
Principal repayments on mortgage-backed securities	1,963	1,969
Net decrease in loans	8,523	2,271
Purchase of loans	(12,140)	(3,507)
Redemption of Federal Home Loan Bank stock	489	4,700
Capital expenditures	(69)	(29)

Net cash from investing activities	(1,234)	5,404

Cash flows from financing activities
Net increase in deposits	23,525	(1,302)
Net change in advances from FHLB	—	(5,000)
Net change in advances from borrowers for taxes and insurance	(427)	328

Net cash from financing activities	23,098	(5,974)

Net change in cash and cash equivalents	21,198	—

Cash and cash equivalents at beginning of year	7,039	5,941

Cash and cash equivalents at end of year	$28,237	$5,941

Supplemental disclosures of cash flow information
Interest paid	$2,431	$1,629
Income taxes paid	467	134

See accompanying notes to financial statements

NOTES TO FINANCIAL STATEMENTS

Note 1 - Basis of Financial statement Presentation

The financial statements of Ben Franklin Financial, Inc. (in formation) (the “Holding Company”) have been omitted because, as of September 30, 2006, Ben Franklin Financial, Inc. had not yet issued any stock, had no assets or liabilities, and had not conducted any business other than that of an organizational nature. The accompanying financial statements of Ben Franklin Bank of Illinois (the “Bank”) have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly they do not include all of the information and footnotes required for complete financial statements. In the opinion of the Bank’s management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. These statements should be read in conjunction with the financial statements and notes thereto included in the Holding Company’s Registration Statement on Form SB-2 (File No. 333-135562). Interim results are not necessarily indicative of results for a full year.

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

Note 2 - Adoption of Plan of Reorganization and Stock Issuance

The Board of Directors of the Bank adopted a Plan of Reorganization and Stock Issuance (the “Plan”) to reorganize the Bank into the mutual holding company structure under which Ben Franklin Financial, MHC (the “MHC”), would become the federal mutual holding company parent of Ben Franklin Financial, Inc. a federal corporation, which in turn would own 100% of the stock of the Bank. Concurrently with the reorganization, the Holding Company offered and sold 892,688 shares of its common stock in a public offering (including 77,763 shares sold to its employee stock ownership plan) representing 45% of its shares outstanding after the offering. The MHC retained 1,091,062 shares representing 55% of the outstanding shares of common stock of the Holding Company. The common stock was offered on a priority basis to eligible depositors with the remaining shares offered to the public in a community offering or a syndicated community offering, or a combination thereof. The MHC will continue to own at least a majority of the common stock of the Holding Company as long as the MHC exists.

Offering costs have been deferred and will be deducted from the proceeds of the shares sold in the offering. If the offering is not completed, all costs will be charged to expense. At September 30, 2006 (unaudited), $492,000 of offering costs had been incurred and deferred. No offering costs had been incurred at December 31, 2005.

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

In May 2005, SFAS No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3, was issued. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. This Statement is effective for fiscal years that begin after December 15, 2005. Management does not believe the adoption of SFAS No. 154 will have a material impact on the results of operations or financial condition of Ben Franklin Financial, Inc.

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

In September 2006, SFAS No.157, Fair Value Measurements, was issued. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this Statement simplifies and codifies related guidance within GAAP. This Statement applies under other accounting pronouncements that require or permit fair value measurements, except this Statement does not apply under accounting pronouncements that address share-based payment transactions: FASB Statement No. 123

(revised 2004), Share-Based Payment, and its related interpretive accounting pronouncements that address share-based payment transactions and this Statement does not eliminate the practicability exceptions to fair value measurements in accounting pronouncements within the scope of this Statement. Management does not believe the adoption of SFAS No. 157 will have a material impact on the results of operations or financial condition of Ben Franklin Financial, Inc.

In September 2006, SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R), was issued. This Statement results from the initial phase of a comprehensive project to improve an employer’s accounting for defined benefit pension and other postretirement plans. The objectives of this Statement are for an employer to: recognize the overfunded or underfunded status of a single-employer defined benefit postretirement plan (benefit plan or plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in comprehensive income (for a business entity) or changes in unrestricted net assets (for a not-for-profit organization) in the year in which the changes occur, and measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. This Statement does not change the accounting for a multiemployer plan. SFAS No. 158 does not apply to Ben Franklin Financial, Inc.

In September 2006, SAB No.108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements was issued. The statement addresses the diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. Management does not believe the adoption of SAB No. 108 will have a material impact on the results of operations or financial condition of Ben Franklin Financial, Inc.

Item 2. Management’s Discussion and Analysis or Plan of Operation

Ben Franklin Financial, Inc. completed its initial public offering on October 18, 2006 and consequently, the information herein at and for the periods ending on September 30, 2006 does not contain any per share information. The Holding Company sold 892,688, or 45% of its outstanding shares of common stock, to subscribers in the offering including 77,763 shares purchased by the Ben Franklin Bank Employee Stock Ownership Plan. Ben Franklin Financial MHC, the Holding Company’s federally chartered mutual holding company parent, holds 1,091,062 shares, or 55% of the Holding Company’s stock. Net proceeds from the initial offering were approximately $8.1 million.

Forward-Looking Statements

This quarterly report on Form 10-QSB may contain statements relating to the future results of the Bank (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements, in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of management of the Bank. Words such as “expects,” “believes,” “should,” “plans,” “anticipates,” “will,” “potential,” “could,” “intend,” “may,” “outlook,” “predict,” “project,” “would,” “estimates,” “assumes,” “likely,” and variations of such similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include, but are not limited to: statements of our goals, intentions, and expectations; statements regarding our business plans and prospects and growth and operating strategies; statements regarding the asset quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits. For this presentation, the Bank claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

Factors that could cause future results to vary from current management expectations include, but are not limited to: our ability to manage the increased risk from our multi-family and commercial real estate lending; significantly increased competition among depository and other financial institutions; our ability to execute our plan to grow our assets on a profitable basis; our ability to execute on a favorable basis any plan we may have to acquire other institutions or branches or establish new offices; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments and inflation; general economic conditions, either nationally or in our market area; adverse changes in the securities and national and local real estate markets (including real estate values); legislative or regulatory changes that adversely affect our business; our ability to enter new markets successfully and take advantage of growth opportunities; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting and auditing bodies; and changes in our organization, compensation and benefit plans; and other factors discussed elsewhere in this report and set forth under Risk Factors in our Registration Statement on Form SB-2. The forward-looking statements are made as of the date of this report, and the Bank assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

Assets. Total assets at September 30, 2006 were $130.6 million compared to $107.8 million at December 31, 2005, an increase of $22.8 million or 21.2%. This increase reflects subscription funds received by the Bank from depositors totaling $21.1 million at September 30, 2006 relating to the Bank’s plan of reorganization, and were primarily responsible for the $21.2 million increase in cash and cash equivalents. Loan balances and other assets increased $3.6 million and $498,000 respectively and were offset by a decreases in securities of $2.0 million and Federal Home Loan Bank of Chicago stock of $489,000.

For the first nine months of 2006, loan balances increased $3.6 million to $93.6 million at September 30, 2006 compared to $90.0 million at December 31, 2005. Our one-to four family mortgage loans increased $2.4 million or 4.9% to $51.2 million as of September 30, 2006. Similarly our commercial real estate loans increased $1.5 million or 12.1% to $14.0 million and our commercial loans increased $1.8 million or 103.8% to $3.6 million, both as of September 30, 2006. These increases were offset by decreases in our multi-family real estate loans of $1.7 million or 11.1% to $13.5 million and construction loans of $1.0 million or 19.4% to $4.2 million, both as of September 30, 2006. Our home equity lines-of-credit decreased $622,000 or 7.5% to $7.6 million at September 30, 2006 compared to $8.3 million at December 31, 2005. To supplement our originations and deploy excess liquidity into higher yielding assets, we purchased $8.0 million of adjustable-rate single-family loans during the nine months ended September 30, 2006. During that same period we also purchased $5.1 million in participations of multi-family and commercial real estate loans in the Chicago area as management continues to focus on these shorter term higher yielding loans. At September 30, 2006 and December 31, 2005, we had no non-performing loans

Securities balances decreased $2.0 million from December 31, 2005 to September 30, 2006 due to payments on mortgage-backed securities and the Federal Home Loan Bank of Chicago stock balance decreased $489,000 due to redemption of stock. Given the low dividend rate on Federal Home Loan Bank of Chicago stock, we may consider requesting redemption of additional shares of stock when permitted by the Federal Home Loan Bank of Chicago.

Cash and cash equivalents have increased $21.2 million or 302.9% to $28.2 million at September 30, 2006 compared to $7.0 million at December 31, 2005. The increase is due to $21.1 million increase in deposit accounts related to subscription funds received for the public offering. Upon closing of the stock offering on October 18, 2006, approximately $13.9 million were returned to depositors due to the over subscription. We intend to use the proceeds as outline in the prospectus to enhance products and services offered to our customers and implement a controlled growth strategy.

Our other assets increased $498,000 or 138.0% to $859,000 due to offering costs related to the Bank’s reorganization which totaled $492,000 at September 30, 2006.

Liabilities. Deposit balances increased $23.5 million or 24.4% to $119.7 million at September 30, 2006 from $96.2 million at December 31, 2005. The increase was primarily due to $21.1 million of subscription funds for the stock offering which were deposit in a savings account. This caused a $20.4 million or 178.9% increase in savings accounts to $31.8 million at September 30, 2006 compared to $11.4 million at December 31, 2005. Our certificates of deposit accounts increased $5.2 million or 8.7% to $65.4 million and our demand accounts increased $577,000 or 5.8% to $10.5 million, both as of September 30, 2006. A substantial portion of the subscription funds were either converted to equity or refunded upon completion of the stock offering. These increases were offset by a decrease in money market accounts of $2.8 million or 19.0% to 11.9 million at September 30, 2006. The increase in certificates of deposit was due to promotional rates offered during the first quarter of 2006 to retain $16.4 million of maturing deposits, which resulted in additional funds being deposited. The decrease in money market accounts reflects management’s decision to conservatively price these deposit accounts as well as the increased attractiveness to customers of competitively priced certificates of deposit in a higher interest rate environment. The increase in demand accounts was primarily due to a promotional rate offered for these accounts.

Equity. Total equity at September 30, 2006 was $8.4 million compared to 8.3 million at December 31, 2005. Equity increased by $94,000 due to net income and increased $19,000 due to a decrease in the unrealized loss on securities available-for-sale net of taxes.

Interest Rate Risk. An important measure of interest rate risk is the amount by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) changes in the event of a range of assumed changes in market interest rates. We have utilized the Office of Thrift Supervision net portfolio value model (“NPV”) to provide an analysis of estimated changes in our NPV under the assumed instantaneous changes in the United States treasury yield curve. The financial model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of the NPV. Set forth below is an analysis of the changes that would occur to our NPV as of June 30, 2006, the most recent information available, in the event of designated changes in the United States treasury yield curve. Management does not believe there is a material change in market risk since June 30, 2006.

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

Comparison of Operating Results for the Three Months Ended September 30, 2006 and September 30, 2005

General. Net income decreased 52.2% to $33,000 for the three months ended September 30, 2006 compared to $69,000 for the three months ended September 30, 2005. This decrease reflects a decline in our net interest margin from 3.08% for the three months ended September 30, 2005 to 2.83% for the three months ended September 30, 2006. The primary reasons for the decline were higher interest rates paid on certificates of deposit during a period of rising short-term interest rates which contributed to a 97 basis point increase in the cost of interest-bearing liabilities, and an increase in the balance of lower yielding interest-earning deposits in 2006 along with a decrease in the Federal Home Loan Bank of Chicago stock dividend, both of which limited the increase in yield on interest-earning assets to 68 basis points. Management does not expect to see any significant improvement in our interest margin until economic conditions, particularly the current “flat” yield curve, improve. Non-interest income increased $21,000 or 46.7% to $66,000 for the three months ended September 30, 2006 compared to $45,000 for the three months ended September 30, 2005 due to an increase in the fixed rate residential loans originated for other financial institutions as we limit our exposure to long term fixed rate loans in connection with our asset/liability management efforts. Non-interest expense increased $34,000 or 4.5% to $790,000 from $756,000 the prior year quarter primarily due to data processing charges related to a system conversion.

Interest Income. Interest income increased $227,000 for the three months ended September 30, 2006 compared with the prior year period or 16.1% to $1.6 million. Interest income from loans increased $155,000 or 12.3% to $1.4 million for the three months ended September 30, 2006 due primarily to an increase in yield due to rising market rates. The average yield on loans for the three months ended September 30, 2006 increased to 6.25% compared to 5.63% for the three months ended September 30, 2005 due to upward repricing of certain adjustable rate loans, higher rates on new originations, and a change in the mix of our loan portfolio. The average loan balance increased $1.0 million or 1.1% to $90.6 million for the three months ended September 30, 2006 compared to $89.6 million for the three months ended September 30, 2005.

The average balance of our multi-family real estate, commercial real estate and land loans increased $1.8 million or 6.9% to $27.8 million. Average yield on such loans was 6.65% for the three months ended September 30, 2006 compared to 6.45% for the three months ended September 30, 2005. These factors resulted in an increase in interest income of $43,000. The average balance of commercial loans increased $1.3 million or 57.1% to $3.5 million at September 30, 2006 with an average yields for the three months ended September 30, 2006 of 10.62% compared to 7.52% the prior year quarter resulting in a $51,000 increase in interest income. The increase in commercial loan interest included $15,000 from a nonperforming loan which was brought current in the quarter. These increases were offset by a decrease in the average balance of home equity lines-of-credit of $1.2 million or 13.4% to $7.9 million. The average yield on equity line-of-credit loans for the three months ended September 30, 2006 was 7.73% compared to 5.83% the prior year quarter resulting in an increase in interest income of $20,000. The average balance of all remaining loans decreased $854,000 to $51.4 million and included declines in one-to four-family residential loans of $546,000 or 1.1% and construction loans of $321,000 or 9.3%, for the three months ended September 30, 2006 compared to the prior year quarter. The average yield on such loans was 5.52% for the three months ended September 30, 2006 compared to 5.11% for the three months ended September 30, 2005, resulting in an increase in interest income of $41,000.

Interest income from securities decreased $27,000 or 26.7% to $74,000 for the three months ended September 30, 2006 from $101,000 for three months ended September 30, 2005. Dividend income from Federal Home Loan Bank of Chicago stock declined $9,000 or 37.5% primarily due to the rate paid. For the dividend received for the three months ended September 30, 2005 the rate of 5.50% was paid as compared to the rate of 3.10% that was paid for the dividend received for three months ended September 30, 2006. The average balance of our securities decreased $3.2 million to $7.2 million for the three months ended September 30, 2006 compared to $10.4 million for three months ended September 30, 2005 due primarily to the payments on mortgage-backed securities and the redemption of $489,000 of Federal Home Loan Bank of Chicago stock in the second quarter of 2006. The yield on securities for the three months ended September 30, 2006 was 4.09% compared to 3.89% for the three months ended September 30, 2005 due to the repricing of adjustable mortgage-backed securities.

Interest from other interest-earning assets for the three months ended September 30, 2006 increased $99,000 or 183.3% to $153,000 from $54,000 for the three months ended September 30, 2005 due to higher balances and higher interest rates. The average balance for the three months ended September 30, 2006 was $11.7 million with an average yield of 5.25%. For the three months ended September 30, 2005, the average balance was $6.4 million with an average yield of 3.39%. Of the $5.3 million increase in balance, approximately $3.1 million related to subscription funds from the stock offering.

Interest Expense. Interest expense for the three months ended September 30, 2006 was $866,000, an increase of $272,000 or 45.8% from $594,000 for the three months ended September 30, 2005. Interest expense on deposit accounts increased $272,000 or 47.6% to $843,000 from $571,000 for the prior year period due primarily to an increase in average cost to 3.38% for the three months ended September 30, 2006 compared to 2.39% for the prior year period. This increase was due to an increase in general interest rates, a highly competitive market for certificates of deposit combined with a higher percentage of our deposits in certificates of deposit. The average balance of deposit accounts increased $3.9 million or 4.1% to $99.9 million for the three months ended September 30, 2006 compared to $96.0 million for the three months ended September 30, 2005. For the three months ended September 30, 2006, average certificates of deposit increased $6.2 million or 10.5% to $65.0 million from $58.8 million and average savings accounts increased $1.3 million or 10.5% to $13.7 million for the three months ended September 30, 2006 from $12.4 million for the three months ended September 30, 2005. Savings account balances were impacted by the subscription funds on deposit. The increase in savings and certificate of deposit accounts was offset by a decrease in demand and money market accounts of $3.5 million or 14.2% to $21.2 million for the three months ended September 30, 2006 from $24.7 million for the prior year quarter. The changes in deposit balances were the result of our decision to withhold rate increases on certain non-certificate of deposit accounts and customer preference for higher yielding instruments in a rising interest rate environment.

Net Interest Income. Net interest income for the three months ended September 30, 2006 was $775,000 compared to $820,000 for the three months ended September 30, 2005, a decrease of $45,000 or 5.5%. The average yield on interest-earning assets for the three months ended September 30, 2006 was 6.01% compared to 5.33% for the prior year period. The average cost of interest-bearing liabilities increased to 3.41% for the three months ended September 30, 2006 from 2.44% for the three months ended September 30, 2005. The net interest rate spread decreased to 2.60% for the three months ended September 30, 2006 compared to 2.89% for the three months ended September 30, 2005. To the extent that the yield curve remains flat, as certain certificates of deposit mature and are renewed and replaced, we are likely to experience continued compression of our interest rate margin which will have an adverse impact on our results of operations.

Provision for Loan Losses. Our allowance for loan losses is the estimated amount considered necessary to reflect probable incurred losses in the loan portfolio at the balance sheet date. Our analysis includes a review of identified problem loans for which a specific allowance is required as well as a general allowance for the remainder of the portfolio.

There was no provision for loan losses for the three months ended September 30, 2006 compared to a provision for loan losses of $4,000 for the three months ended September 30, 2005. While our methodology takes into account higher risk factors for multi-family real estate, commercial real estate and land lending, other factors including our experience with our borrowers and community, our underwriting standards and the repayment performance of our portfolio loans may offset these risks. The unchanged allowance for the three months ended September 30, 2006 reflects the continued low level of non-performing and past due loans in our portfolio and the modest increase in our portfolio balance.

Non-interest Income. For the three months ended September 30, 2006, non-interest income was $66,000 compared to $45,000 for the three months ended September 30, 2005, a 46.7% increase. There was no gain on sale of loans for the three months ended September 30, 2006 compared with $6,000 for the prior year period. Fees received from providing loan origination services for other financial institutions totaled $25,000 for the three months ended September 30, 2006 compared to $2,000 for the three months ended September 30, 2005.

Non-interest Expense. For the three months ended September 30, 2006, non-interest expense totaled $790,000 compared to $756,000 for the prior year period, a 4.5% increase. Compensation and benefits expense increased $12,000 or 2.7% for the three months ended September 30, 2006 from the three months ended September 30, 2005 due to normal salary increases. Data processing costs increased $31,000 or 48.4% for the three months ended September 30, 2006 from the three months ended September 30, 2005 due to charges related to system conversions. All other components of non-interest expense increase $3,000 or 1.3% from the prior year period. Compensation expense is expected to increase in future quarters due to the establishment of our employee stock ownership plan on October 18, 2006. Professional fees are also expected to increase due to our status as a public company.

Income Tax Provision. The provision for income taxes was $18,000 for the three months ended September 30, 2006 compared to $36,000 for the three months ended September 30, 2005. The decrease in the provision was due to the decrease in pretax income of $54,000.

Comparison of Operating Results for the Nine Months Ended September 30, 2006 and September 30, 2005

General. Net income decreased $227,000 or 70.7% to $94,000 for the nine months ended September 30, 2006 compared to $321,000 for the nine months ended September 30, 2005. The primary reasons for this decrease were higher interest rates paid on certificates of deposit during a period of rising short-term interest rates which contributed to a 93 basis points increase in yield on interest-bearing liabilities, and an increase in the balance of lower yielding interest-earning deposits along with a decrease in the Federal Home Loan Bank of Chicago stock dividend rate, both of which limited the increase in yield on interest-earning assets to 43 basis points Non-interest income increased for the nine months ended September 30, 2006 by $28,000 or 19.1% to $175,000 from $147,000 for the nine months end September 30, 2005 due to higher service fee and other fee income. Non-interest expense for the nine months ended September 30, 2006 was $2.3 million, the same as the prior year period.

Interest Income. Interest income for the nine months ended September 30, 2006 increased $350,000 or 8.1% to $4.7 million from $4.3 million for the nine months ended September 30, 2005. Interest income from loans increased $383,000 or 10.4% to $4.1 million for the nine months ended September 30, 2006 from $3.7 million for the same period in 2005. This increase was due to an increase in loan yields resulting from higher market rates and an increased emphasis on higher yielding multi-family real estate, commercial real estate and land loans. Our average loan balance remained unchanged for the nine months ended September 30, 2006 from the prior year period at $90.0 million. The average yield on loans for the nine months ended September 30, 2006 was 6.06% compared to 5.49% for the prior year period as higher market interest rates resulted in originations at higher rates and caused our variable rate loans to reprice at higher rates. The change in our portfolio mix also contributed to the increase in yield.

The average balance of our multi-family real estate, commercial real estate and land portfolios increased $4.2 million or 17.9% to $27.7 million for the nine months ended September 30, 2006 compared to $23.5 million for the same period in 2005. Average yield on such loans was 6.60% for the nine months ended September 30, 2006 compared to 6.29% for the nine months ended September 30, 2005. These factors resulted in an increase in interest income of $261,000. Similarly, the average balance of commercial loans increased $901,000 or 47.2% to $2.8 million for the nine months ended September 30, 2006 with a yield of 8.75% compared to the average balance of $1.9 million with a yield of 6.85% for the same period in 2005. This resulted in an increase in interest income of $86,000. These increased balances were offset by decreases in the average balance of our single-family and equity-line of credit loans. The average balance of our single-family loans decreased $2.8 million or 5.6% to $48.0 million for the nine months ended September 30, 2006 compared to $50.8 million for the nine months ended September 30, 2005. Our equity lines-of-credit decreased $1.5 million or 16.0% to $7.9 million for the nine months ended September 30, 2006 compared to $9.4 million for the same period in 2005. The average yield on single-family and equity line-of-credit loans were 5.09% and 7.15% respectively for the nine months ended September 30, 2006 compared to 4.85% and 5.24% respectively for the nine months ended September 30, 2005, resulting in a decrease in interest income of $16,000 for single-family loans and an increase in interest income of $55,000 for equity line-of-credit loans

Interest income from securities declined $256,000 or 52.2% to $234,000 for the nine months ended September 30, 2006 from $490,000 for the nine months ended September 30, 2005. The average balance of securities for the nine months ended September 30, 2006 was $8.2 million compared to $11.9 million for the prior year due to the redemption of Federal Home Loan Bank of Chicago stock and payments received on mortgage-backed securities. Our Federal Home Loan Bank of Chicago stock dividends decreased $196,000 or 80.6% to $47,000 for the nine months ended September 30, 2006 from $243,000 for the prior year period due to an average balance decrease of

$1.9 million or 35.5% related to the redemption of $4.7 million of excess stock during the first quarter of 2005 and $489,000 in the second quarter of 2006, as well as a decline in the dividend rate paid on such stock from 5.50% in the first quarter of 2005 declining to 3.10% in 2006. With the decrease in Federal Home Loan Bank of Chicago dividends, the yield on our securities for the nine months ended September 30, 2006 was 3.80% compared to 5.49% for the nine months ended September 30, 2005.

For the nine months ended September 30, 2006, interest from other interest-earning assets increased $223,000 or 189.0% to $341,000 from $118,000 for the nine months ended September 30, 2005 due to higher balances and an increase in yields. The average balance increased during the first nine months of 2006 by $3.8 million to $9.3 million or 69.1% from $5.5 million for the first nine months of 2005. The average balance of subscriptions funds for the nine months ended September 30, 2006 totaled $1.0 million, contributing to the increase. For the nine months ended September 30, 2006, the yield on interest-earning deposits increased to 4.90% from 2.89% in the prior year period reflecting changes in general interest rates. During this period of rising rates, we increased our liquidity pending reinvestment into higher yielding loans and other investments.

Interest Expense. Interest expense for the nine months ended September 30, 2006 was $2.4 million, an increase of $689,000 or 40.1% from the nine months ended September 30, 2005. Interest expense on deposit accounts increased $741,000 or 46.3% to $2.3 million for the nine months ended September 30, 2006 from $1.6 million for the nine months ended September 30, 2005. This increase was due to an increase in general interest rates, a highly competitive market for certificates of deposit, and a higher percentage of our customer deposits in certificates of deposit. The average cost of deposits increased to 3.19% in the first nine months of 2006 compared to 2.19% in the first nine months of 2005 due to an increase in market rates. Our average balance of deposit accounts was $97.4 million for the nine months ended September 30, 2006, an increase of $1.0 million or 1.0% from the prior year period. An increase during the nine months ended September 30, 2006 in the average balance of certificates of deposit accounts of $5.9 million or 10.3% offset in part by a decrease in savings, demand, and money market accounts of $4.9 million or 12.7% accounted for the overall increase in the balance of deposit accounts. This increase resulted from our decision to withhold rate increases on certain non-certificates of deposit accounts and customer preference for higher yielding certificates of deposit in a higher interest rate environment.

Interest expense on Federal Home Loan Bank of Chicago advances was $69,000 for the nine months ended September 30, 2006, a decrease of $52,000 or 43.0% from $121,000 for the prior year period. The average balance of advances for the nine months ended September 30, 2006 was $2.0 million compared to $3.0 million for the nine months ended September 30, 2005. During 2005, we paid off $5.0 million of the $7.0 million advance that matured and extended the balance for five years. The average cost for Federal Home Loan Bank of Chicago advances decreased to 4.64% for the nine months ended September 30, 2006 from 5.40% for the nine months ended September 30, 2005 as we paid down our higher cost borrowings.

Net Interest Income. Net interest income for the nine months ended September 30, 2006 decreased $339,000 or 13.0% to $2.3 million from $2.6 million for the prior year. The average yield on interest-earning assets for nine months ended September 30, 2006 was 5.79% compared to 5.36% for the prior year period. The average cost of interest-bearing liabilities increased to 3.22% for the nine months ended September 30, 2006 from 2.29% for the nine months ended September 30, 2005. The result was a net interest rate spread of 2.57% for the nine months ended September 30, 2006 compared to 3.07% for the prior year period.

Provision (Credit) for Loan Losses. Our allowance for loan losses is the estimated amount considered necessary to reflect probable incurred losses in the loan portfolio at the balance sheet date. Our analysis includes a review of identified problem loans for which a specific allowance is required as well as a general allowance for the remainder of the portfolio.

A credit of $1,000 for loan losses was recorded for the nine months ended September 30, 2006 compared to a provision for loan losses of $13,000 for the nine months ended September 30, 2005. The credit for the nine months ended September 30, 2006 reflected the continued low level of non-performing and past due loans in our portfolio and a stable loan portfolio balance.

Non-interest Income. Non-interest income increased $28,000 or 19.1% to $175,000 for the nine months ended September 30, 2006 compared to $147,000 for the prior year period. Fees for deposit and loan related services were

$141,000 for the nine months ended September 30, 2006 compared to $100,000 for the prior year period, a 41.0% increase. This increase was primarily due to a $51,000 increase in fees received from providing loan origination services for other financial institutions. This was offset by a $27,000 decrease in gain on sale of loans.

Non-interest Expense. Non-interest expense totaled $2.3 million for the nine months ended September 30, 2006, unchanged from the nine months ended September 30, 2005. The largest component of non-interest expenses, compensation and benefits expense, increased $29,000 or 2.2% primarily due to an increase in salaries of $15,000 due to normal salary increases. Data processing expense increased $40,000 or 21.9% for the nine months ended September 30, 2006 to $223,000 due to charges related to system conversions in the thirds quarter of 2006. All other components of non-interest expense decreased $28,000 or 3.6%.

Income Tax Provision. The provision for income taxes was $55,000 for the nine months ended September 30, 2006 compared to $166,000 for the nine months ended September 30, 2005. The decrease in the provision was due to the decrease in pretax income of $338,000.

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

Our cash flows are comprised of three primary classifications: (i) cash flows from operating activities, (ii) investing activities, and (iii) financing activities. Net cash from operating activities were $(666,000) and $570,000 for the nine months ended September 30, 2006 and 2005, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and purchases, offset by principal collections on loans and mortgage-backed securities, and proceeds from Federal Home Loan Bank stock redemption. Net cash from investing activities were $(1.2) million and $5.4 million for the nine months ended September 30, 2006 and 2005, respectively. Net cash from financing activities consisted primarily of the activity in deposit, borrowing, and escrow accounts. The net cash from financing activities was $23.1 million and $(6.0) million for the nine moths ended September 30, 2006 and 2005, respectively.

At September 30, 2006, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $8.3 million, or 6.39% of adjusted total assets which was $3.1 million above the required level of $5.2 million, or 4.00%; and total risk-based capital of $8.9 million or 10.92% of risk weighted assets, which was $2.4 million above the required level of $6.5 million or 8.00%. The Bank at September 30, 2006 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Chicago advances and other borrowings as sources of funds. At September 30, 2006, cash and cash equivalents totaled $28.2 million.

At September 30, 2006, we had outstanding commitments to originate loans of $361,000. We anticipate that we will have sufficient funds available to meet our current loan commitments. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from September 30, 2006 totaled $41.0 million. Management believes, based on past experience that a significant portion of such deposits will remain with us. In addition, $13.9 million in oversubscriptions will be refunded to depositors upon the closing of the transaction. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

Off-Balance Sheet Arrangements.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the nine months ended September 30, 2006, we did not engage in any off-balance sheet transactions other than loan origination commitments in the normal course of our lending activities.

Item 3. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Bank’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Bank’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2006. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

The Holding Company began selling its common stock to the Bank’s depositors and employee stock ownership plan in a subscription offering beginning on or about August 24, 2006. The stock offering closed October 18, 2006 resulting in net proceeds of approximately $8.1 million. The offering proceeds will be invested as set forth in our Registration Statement on Form SB-2 (File No. 333-135562) as declared effective by the SEC on August 14, 2006. The Holding Company registered 892,688 shares of its common stock for sale at an aggregate amount of $8,926,880.

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

BEN FRANKLIN FINANCIAL, INC.
(Registrant)

Date: November 13, 2006	/s/ C. Steven Sjogren
C. Steven Sjogren
President and Chief Executive Officer