Form 10KSB
period 2006-12-31
Ben Franklin Financial, Inc.
filed 2007-03-30
CIK 1366925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-52240

Ben Franklin Financial, Inc.

(Name of Small Business Issuer in its Charter)

Federal	20-5838969
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

14 North Dryden Place, Arlington Heights, Illinois	60004
(Address of Principal Executive Office)	(Zip Code)

(847) 398-0990

(Issuer’s Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.    ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  YES    ☒  NO

The Registrant’s revenues for the year ended December 31, 2006 were $6.6 million.

The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of March 5, 2007 was $8.1 million. As of March 28, 2007, there were 1,983,750 shares issued and outstanding of the Registrant’s Common Stock, including 1,091,062 shares owned by Ben Franklin Financial, MHC.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2007 Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (check one):    ☐  YES    ☒  NO

Ben Franklin Financial, Inc.

Annual Report on Form 10-KSB

For The Year Ended

December 31, 2006

PART I

PART I

ITEM 1.	Description of Business

Forward Looking Statements

This Annual Report contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements include:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans and prospects and growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	our ability to manage the increased risk from our multi-family and commercial real estate lending;

•	significantly increased competition among depository and other financial institutions;

•	our ability to execute our plan to grow our assets on a profitable basis;

•	our ability to execute on a favorable basis any plan we may have to acquire other institutions or branches or establish new offices;

•	changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments and inflation;

•	general economic conditions, either nationally or in our market area;

•	adverse changes in the securities and national and local real estate markets (including real estate values);

•	legislative or regulatory changes that adversely affect our business;

•	our ability to enter new markets successfully and take advantage of growth opportunities;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting and auditing bodies; and

•	changes in our organization, compensation and benefit plans.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Ben Franklin Financial, MHC

Ben Franklin Financial, MHC is the federally-chartered mutual holding company parent of Ben Franklin Financial, Inc. Ben Franklin Financial, MHC’s only business is the ownership of 55.0% of the outstanding shares of common stock of Ben Franklin Financial, Inc. So long as Ben Franklin Financial, MHC exists, it will own a majority of the voting stock of Ben Franklin Financial, Inc. At December 31, 2006, Ben Franklin Financial, MHC had assets of $15.8 million. Ben Franklin Financial, MHC’s executive office is located at 14 North Dryden Place, Arlington Heights, Illinois 60004, and its telephone number is (847) 398-0990.

Ben Franklin Financial, Inc.

Ben Franklin Financial, Inc. is the mid-tier stock holding company for Ben Franklin Bank of Illinois. Ben Franklin Financial, Inc. is chartered under federal law and owns 100% of the outstanding shares of common stock of Ben Franklin Bank of Illinois. Ben Franklin Financial, Inc. has not engaged in any significant business activity other than owning all of the shares of common stock of Ben Franklin Bank of Illinois. At December 31, 2006, Ben Franklin Financial, Inc. had consolidated assets of $118.9 million, total deposits of $100.2 million and stockholders’ equity of $15.7 million. Ben Franklin Financial, Inc.’s net income for the year ended December 31, 2006 was $131,000. At December 31, 2006, apart from its ownership of shares of common stock of Ben Franklin Bank of Illinois, Ben Franklin Financial, Inc. had assets of $3.7 million, which were invested primarily in a savings account and the employee stock ownership plan loan with Ben Franklin Bank of Illinois. The executive offices of Ben Franklin Financial, Inc. are located at 14 North Dryden Place, Arlington Heights, Illinois 60004, and its telephone number is (847) 398-0990.

Ben Franklin Bank of Illinois

Ben Franklin Bank of Illinois is a federally-chartered savings bank headquartered in Arlington Heights, Illinois. Ben Franklin Bank of Illinois was originally founded in 1893 as a building and loan association. We conduct our business from our main office and two branch offices. All of our offices are located in the northwestern corridor of the Chicago metropolitan area. The telephone number at our main office is (847) 398-0990.

General

Our principal business consists of attracting retail deposits from the general public in our market and investing those deposits, together with funds generated from operations and to a lesser extent borrowings, in one- to four-family residential mortgage loans and, to a lesser extent, multi-family real estate loans, commercial real estate loans, home equity lines-of-credit, construction and land loans and other loans. We also invest in mortgage-backed and other securities. Our revenues are derived principally from the interest on loans and securities, loan origination, brokerage and servicing fees and fees levied on deposit accounts. Our primary sources of funds are deposits and principal and interest payments on loans and securities.

Our website address is www.benfrankbank.com. Information on our website should not be considered a part of this annual report.

Market Area

We conduct business through our main office located at 14 N. Dryden Place, Arlington Heights, Illinois and branch offices located at 360 E. Northwest Highway, Arlington Heights, Illinois and at 3148 Kirchoff Road, Rolling Meadows, Illinois. We are in the process of relocating into a new home office facility in the same strip mall where our current home office is presently located. This effort is being undertaken in connection with a redevelopment of the strip mall. When our new home office facility is completed (which we anticipate will occur in late 2007), we intend to consolidate the operations of our Northwest Highway office, which is located three blocks away, into our new home office facility.

Our offices are located in relatively affluent suburban communities located approximately 15 miles to the northwest of Chicago, Illinois. Over the last 20 years, these communities have experienced per capita income levels which are well above the state and national averages. However, we believe that Arlington Heights and, to a lesser extent, Rolling Meadows may be classified as “mature” suburbs and that more rapid growth is occurring further to the northwest of Chicago.

Competition

We face intense competition within our market area both in making loans and attracting deposits. The Chicago metropolitan area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of the June 30, 2006 Federal Deposit Insurance Corporation’s annual deposit report, our market share of deposits represented less than 1% of deposits in Cook County, Illinois.

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

Lending Activities

The principal lending activity of Ben Franklin Bank of Illinois is originating and acquiring one- to four-family residential mortgage loans, commercial real estate loans, multi-family real estate loans, home equity lines-of-credit, construction and land loans, and other loans. Since 2002, we have expanded our multi-family and commercial real estate lending in an effort to diversify our overall loan portfolio, increase the yield of our loans and shorten asset duration. In addition, over the same period, we have increased the size of our lending unit, and in 2005, hired a new Chief Lending Officer.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan, at the dates indicated, excluding loans held for sale.

	December 31,
	2006		2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate:
One- to four-family	$49,689	53.34%	$48,820	52.72%
Multi-family	13,205	14.18	15,219	16.43
Commercial	13,390	14.37	12,504	13.50
Construction	4,821	5.18	5,259	5.68
Land	1,074	1.15	691	0.75

Total real estate	82,179	88.22	82,493	89.08
Consumer and other loans:
Home equity lines-of-credit	6,794	7.29	8,263	8.92
Commercial business	4,052	4.35	1,748	1.89
Other	131.14		104	0.11

Total consumer and other loans	10,977	11.78	10,115	10.92

Total loans	93,156	100.00%	92,608	100.00%
Premiums and net deferred loan costs	52		70
Loans in process	(2,126)		(2,187)
Allowance for loan losses	(508)		(509)

Total loans, net	$90,574		$89,982

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2006. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Loans are presented net of loans in process.

	One- to Four-Family		Multi-Family, Commercial Real Estate, and Land		Construction		Home Equity Lines-of-Credit and Other		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2007	$2,712	6.46%	$2,513	6.63%	$2,796	9.53%	$736	8.14%	$1,946	8.32%	$10,703	7.76%
2008	2,391	5.76	4,492	5.74	—	—	1,181	8.19	456	6.07	8,520	6.10
2009	1,902	5.59	5,054	5.87	—	—	600	8.29	194	6.45	7,750	6.00
2010 to 2011	4,077	5.67	9,178	6.33	—	—	2,009	8.00	1,053	9.93	16,317	6.60
2012 to 2016	8,366	5.42	5,957	6.61	—	—	2,399	7.95	403	10.25	17,125	6.30
2017 to 2021	6,512	5.33	98	6.50	—	—	—	—	—	—	6,610	5.34
2021 and beyond	23,729	5.22	276	6.50	—	—	—	—	—	—	24,005	5.24

Total	$49,689	5.41%	$27,568	6.24%	$2,796	9.53%	$6,925	8.05%	$4,052	8.59%	$91,030	6.13%

Loans in process											2,126

Total gross loans											$93,156

The following table sets forth our fixed- and adjustable-rate loans at December 31, 2006 that are contractually due after December 31, 2007. Loans are presented net of loans in process.

	Due After December 31, 2007
	Fixed	Adjustable		Total
	(In thousands)
Real Estate:
One- to four-family	$11,274	$35,703	(1)	$46,977
Multi-family, commercial real estate and land	16,095	8,960		25,055
Construction	—	—		—

Total real estate loans	27,369	44,663		72,032

Consumer and other loans:
Home equity lines-of-credit and other	90	6,099		6,189
Commercial business	1,702	404		2,106

Total consumer and other loans	1,792	6,503		8,295

Total	$29,161	$51,166		$80,327

(1)	Includes loans which are fixed for a period of three to five years and then adjust.

Loan Approval Procedures and Authority. Pursuant to federal law, the aggregate amount of loans that Ben Franklin Bank of Illinois is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Ben Franklin Bank of Illinois’ unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2006, based on the 15% limitation, Ben Franklin Bank of Illinois’ loans-to-one-borrower limit was approximately $1.9 million. On the same date, Ben Franklin Bank of Illinois had no borrowers with outstanding balances in excess of this amount. As of December 31, 2006, the largest dollar amount outstanding to one borrower, or group of related borrowers, was $1.1 million and was secured by single-family real estate. These loans were all performing in accordance with their terms at December 31, 2006.

Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our board of directors. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, financial statements, tax returns and/or confirmations.

Under our loan policy, the individual processing an application is responsible for ensuring that all documentation is obtained prior to the submission of the application to an officer for approval. An officer then reviews these materials and verifies that the requested loan meets our underwriting guidelines described below.

Our senior officers have approval authority for real estate loans of up to $350,000 and home equity loans of up to $250,000. Real estate loans and home equity loans above those amounts require the approval of our President. Our senior officers have approval authority for secured commercial loans up to $300,000, construction loans up to $350,000 and secured consumer loans of up to $250,000. Secured commercial loans, construction loans and secured consumer loans above those amounts require approval of our President. Real estate loans over $500,000, home equity, secured commercial and secured consumer loans over $400,000, and construction loans over $500,000 each require the approval of our Board Loan Committee. Loans in excess of $1.0 million require approval by our board of directors. In addition, all loans are ratified by our board of directors.

Generally, we require title insurance or abstracts on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan. We also require flood insurance to protect the property securing our interest when the property is located in a flood plain. In addition, we require escrow for property taxes, insurance and flood insurance (where appropriate) on our conventional one- to four-family residential loans. For loans exceeding an 80% loan-to-value ratio, we require private mortgage insurance in amounts intended to reduce our exposure to 80% or less.

One- to Four-Family Residential Real Estate Lending. The cornerstone of our lending program has long been the origination or purchase of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 2006, $49.7 million, or 53.3% of our gross loan portfolio consisted of permanent loans on one- to four-family residences. At that date, our average outstanding one- to four-family residential loan balance was $145,000 and our largest outstanding residential loan had a principal balance of $1.1 million. Virtually all of the residential loans we originate are secured by properties located in our market area. See “—Originations, Sales and Purchases of Loans.”

Due to consumer demand, many of our recent originations are 15- to 30-year fixed-rate loans secured by one- to four-family residential real estate. We generally originate our fixed-rate one- to four-family residential loans in accordance with secondary market standards to permit their sale. At December 31, 2006, we had $1.2 million of fixed-rate residential loans with original contractual maturities of 10 years or less, $6.6 million of fixed-rate residential loans with original contractual maturities between 10 and 20 years and $4.1 million of fixed-rate residential loans with original contractual maturities in excess of 21 years in our portfolio.

We monitor the volume and rate of our fixed-rate one- to four-family residential mortgage loans to ensure compliance with our asset/liability management policy. As a result, during recent years, we have sold much of our long-term fixed-rate one- to four-family residential loan production. Depending on asset/liability management considerations and market conditions, we also may take applications for long-term residential fixed-rate residential loans made by larger national mortgage lenders in order to earn fee income and maintain a relationship with our customers. Currently, we are satisfying the customer demand for fixed-rate loans by taking applications for such loans for other lenders.

In order to reduce the term to repricing of our loan portfolio, we also originate and purchase adjustable-rate one- to four-family residential mortgage loans. Our current adjustable-rate mortgage loans carry interest rates which adjust annually at a margin (generally 295 basis points) over the yield on one-year U.S. Treasury securities. Such loans carry terms to maturity of up to 30 years. The adjustable-rate mortgage loans currently offered by us generally provide for a 200 basis point annual interest rate change cap and a lifetime cap of 600 basis points over the initial rate. The initial interest rate on such loans is often fixed for a period of up to seven years. Substantially all of our one- to four-family residential mortgage loan originations are secured by properties located in our market area.

Over the past three years, we have found it difficult to acquire adjustable-rate one- to four-family residential mortgage loans in quantities sufficient to meet asset/liability management objectives. Accordingly, we have purchased pools of such loans from local institutions. During 2006, we purchased $8.0 million of such loans. As of December 31, 2006, $30.6 million of our one- to four-family residential loans were acquired from other institutions.

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. Also, many of our adjustable-rate one- to four-family residential loans have fixed rates of interest for an initial period of up to seven years. As a result, the effectiveness of adjustable-rate mortgage loans may be limited during periods of rapidly rising interest rates. At December 31, 2006, $36.4 million, or 73.2% of our one- to four-family residential loans, had adjustable rates of interest.

We evaluate both the borrower’s ability to make principal, interest and escrow payments and the value of the property that will secure the loan. Residential mortgage loans do not currently include prepayment penalties, are non-assumable and do not produce negative amortization. Our residential mortgage loans customarily include due-on-sale clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells the property subject to the mortgage. We currently originate residential mortgage loans for our portfolio with loan-to-value ratios of up to 80% for owner-occupied one- to four-family homes and up to 75% for non-owner occupied homes. At December 31, 2006, we had no single-family loans which were 90 days or more delinquent.

Multi-Family Real Estate Lending. During recent years, we have increased our multi-family real estate lending. Most of our originated loans are located in our primary market area. At December 31, 2006, we had $13.2 million in multi-family real estate loans, representing 14.2% of the gross loan portfolio.

The multi-family real estate loans we originate generally have a maximum term of 10 years and are secured by apartment buildings located within the greater Chicago area. The interest rates on these loans are generally fixed for an initial period of three to five years and then adjust every one to five years based on the relevant Constant Maturity Treasury Bill Index, plus a margin. These loans are generally made in amounts of up to 80% of the lesser of the appraised value or the purchase price of the property with a projected debt service coverage ratio of at least 120%. Most of our multi-family loans have principal balances of less than $1.0 million.

Appraisals on properties securing multi-family real estate loans are performed by an outside independent appraiser designated by us at the time the loan is made. All appraisals on multi-family real estate loans are reviewed by our management. Our underwriting procedures include considering the borrower’s expertise and require verification of the borrower’s credit history, income and financial statements, banking relationships, references and income projections for the property. Where feasible, we seek to obtain personal guarantees on these loans.

The borrower’s financial information on multi-family loans is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require such borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the principals of our corporate borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.

At December 31, 2006, our largest multi-family loan had a balance of $996,000 and was secured by a twelve unit apartment building. At December 31, 2006, this loan was performing in accordance with its terms.

Multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. At December 31, 2006, we had no multi-family loans which were 90 days or more delinquent.

We intend to continue to stress permanent multi-family lending in the future.

Commercial Real Estate Lending. In recent years, we have sought to increase our commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed-use and other commercial properties. At December 31, 2006, we had $13.4 million in commercial real estate loans, representing 14.4% of our gross loan portfolio.

Our commercial real estate loans generally have interest rates which are fixed for the first five years and then adjust at one to five year intervals thereafter. While such loans may have amortization schedules of up to 25 years, most of such loans have maturities of ten years or less. The maximum loan-to-value ratio of our commercial real estate loans is generally 75%. At December 31, 2006, our largest commercial real estate loan totaled $995,000 and was secured by a commercial retail building. At December 31, 2006, this loan was performing in accordance with its terms.

Set forth below is information regarding our commercial real estate loans at December 31, 2006.

Type of Loan	Number of Loans	Balance
		(Dollars in thousands)
Office	8	$4,295
Industrial	3	1,187
Retail	7	3,901
Mixed use	10	3,380
Other	3	627

Total	31	$13,390

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 120% of the monthly debt service. All commercial real estate loans are appraised by outside independent appraisers approved by the board of directors. Personal guarantees are generally obtained from commercial real estate borrowers although we will consider waiving this requirement based upon the loan-to-value ratio of the proposed loan.

Loans secured by commercial real estate generally are larger than one- to four-family residential loans and involve greater credit risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate. At December 31, 2006, we had $362,000 of non-performing commercial real estate loans.

We intend to continue to stress commercial real estate lending in the future.

Construction and Land Lending. We make construction loans to individuals for the construction of their primary or secondary residences and loans to builders and developers for the construction of one- to four- and multi-family residential units. We also make a limited amount of land loans to developers, primarily for the purpose of developing residential subdivisions. At December 31, 2006, our construction loans totaled $4.8 million representing 5.2% of the gross loan portfolio and our land loans totaled $1.1 million representing 1.2% of the gross loan portfolio.

Loans to individuals for the construction of their residences typically run for up to 9 months and then convert to permanent loans. These construction loans have rates and terms comparable to one- to four-family residential loans offered by us. During the construction phase, the borrower pays interest only. The maximum loan-to-value ratio of owner-occupied single-family construction loans is 80%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans.

At December 31, 2006, our largest outstanding residential construction loan commitment was for $1.0 million of which $237,000 was outstanding. This loan was performing according to its terms at December 31, 2006.

The application process includes a submission to Ben Franklin Bank of Illinois of accurate plans, specifications and costs of the project to be constructed or developed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building). Our construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. Outside independent licensed appraisers inspect the progress of the construction of the dwelling before disbursements are made.

We also make loans to builders and developers “on speculation” to finance the construction of residential property where an independent appraisal shows that a ready market exists for the property as completed. Such loans generally have adjustable interest rates based upon the prime rate as published in the Wall Street Journal with terms from six months to two years. The proceeds of the loan are advanced during construction based upon the percentage of completion as determined by an inspection. The loan amount normally does not exceed 80% of projected completed value for homes that have been pre-sold to the ultimate occupant. For loans to builders for the construction of homes not pre-sold, which may carry a higher risk, the loan-to-value ratio is generally limited to 75%. Whether we are willing to provide permanent takeout financing to the purchaser of the home is determined independently of the construction loan by a separate underwriting process. At December 31, 2006, we had construction loans with outstanding aggregate balances of $1.3 million secured by one- to four-family residential property built on speculation.

We also make construction loans for commercial development projects such as multi-family, apartment and small retail and office buildings. These loans generally have an interest-only phase during construction then convert to permanent financing. Disbursements of construction loan funds are at our discretion based on the progress of construction. The maximum loan-to-value ratio limit applicable to these loans is generally 75%. At December 31, 2006, we had construction loans with an outstanding aggregate balance of $1.5 million and $1.1 million of undrawn commitments which were secured by multi-family residential or commercial property.

We also make loans to builders and developers for the development of one- to four-family lots in our market area. All of our land loans have been originated with adjustable rates of interest tied to the prime rate of interest and have terms of five years or less. Land loans are generally made in amounts up to a maximum loan-to-value ratio of 65% on raw land and up to 75% on developed building lots based upon an independent appraisal. When feasible, we obtain personal guarantees for our land loans.

The table below sets forth, by type of security property, the number and amount of our construction and land loans at December 31, 2006, all of which are secured by properties located in our market area.

	Number of Loans	Loans in Process	Net Principal Balance	Non- Performing
	(Dollars in thousands)
One- to four-family construction	3	$940	$1,309	$345
Multi-family construction	3	1,085	1,487	—
Residential land	4	—	1,074	—

Total construction and land loans	10	$2,025	$3,870	$345

Construction and land lending generally affords us an opportunity to receive higher origination and other loan fees. In addition, such loans are generally made for relatively short terms. Nevertheless, construction and land lending to persons other than owner-occupants is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on construction projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. Our risk of loss on a construction or land loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. When loan payments become due, the cash flow from the property may not be adequate to service the debt. In such cases, we may be required to modify the terms of the loan.

Home Equity Lending. We originate variable-rate home equity lines-of-credit and, to a lesser extent, fixed- and variable-rate loans secured by a lien on the borrower’s primary residence. Our home equity products are limited to 85% of the property value less any other mortgages. We use the same underwriting standards for home equity lines-of-credit and loans as we use for one- to four-family residential mortgage loans. Our home equity line-of-credit product carries an interest rate tied to the prime rate published in the Wall Street Journal with a margin that ranges from prime to prime minus 125 basis points. The product has a rate ceiling of 17.5%. We currently offer home equity loans with terms that amortize over a period of up to seven years. Our home equity lines-of-credit provide for an initial draw period of up to seven years, with monthly payments of interest calculated on the outstanding balance. At the end of the initial seven years, the line may be paid in full or restructured at our then current home equity program.

At December 31, 2006, Ben Franklin Bank of Illinois had $6.8 million or 7.3% of gross loans in home equity loans and outstanding advances under home equity lines and an additional $10.2 million of funds committed, but not advanced, under the home equity lines-of-credit.

Commercial Business Loans. We originate or purchase secured or unsecured loans to professionals, sole proprietorships and small businesses for commercial, corporate and business purposes. Commercial business lending products include term loans, revolving lines of credit and leases. We also make commercial business loans under certain programs of the U.S. Small Business Administration. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture. We intend to further develop this segment of our loan portfolio to meet the needs of our customers.

Commercial business loans are made with terms usually less than five years with either variable or fixed rates of interest. Variable rates are based on the prime rate plus a margin. Fixed-rate commercial business loans are set at a margin above prime rate. At December 31, 2006, Ben Franklin Bank of Illinois had $4.1 million of commercial business loans outstanding, representing 4.4% of the gross loan portfolio.

When making commercial business loans, we consider the financial statements of the borrower, the lending history of the borrower, the debt service capabilities of the borrower, the projected cash flows of the business, the value of the collateral, if any, and whether the loan is guaranteed by the principals of the borrower. Commercial business loans are generally secured by accounts receivable, inventory and equipment. Depending on the amount of the loan and the collateral used to secure the loan, commercial business loans are made in amounts of up to 80% of the value of the collateral securing the loan.

Commercial business loans generally have a greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards.

At December 31, 2006, our largest commercial business loan relationship was a $930,000 loan with a commercial leasing company. At December 31, 2006, this loan was performing in accordance with its terms. We intend to remain an active commercial business lender in the future.

Consumer Lending. To date, our consumer lending apart from home equity lines-of-credit has been quite limited. However, we may increase our consumer lending including automobile lending in the future. Consumer loans, may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2006, we had no consumer loans that were non-performing. However, in view of the possible increase in the amount and scope of our consumer lending activities, there can be no assurance that delinquencies in our consumer loan portfolio will not increase in the future.

Originations, Purchases and Sales of Loans

We originate real estate and other loans through marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys. We currently offer incentives to employees for loan referrals. We also employ commissioned loan originators to assist in the process of obtaining loans.

We sell loans based on asset/liability, risk-sharing and regulatory considerations. For instance, we often sell participation interests in our large, multi-family and commercial real estate loans in order to diversify our risk. At December 31, 2006, we serviced $1.7 million of commercial mortgage loans and $163,000 of residential mortgage loans for others.

We purchase loans from third parties to supplement loan production. In particular, we may purchase loans of a type which are not available to us with favorable terms in our own market area. For instance, during 2006, in accordance with our asset/liability policy, we purchased several large pools of adjustable-rate one- to four-family residential loans. In addition, we have purchased on a regular basis participations in income-producing property and other loans. We generally use the same underwriting and approval standards in evaluating loan purchases as we do in originating loans. At December 31, 2006, approximately $42.0 million of our loan portfolio was serviced by others.

The following table shows our loan origination, purchase, sale and principal repayment activity during the periods indicated. Loans are presented net of loans in process.

	Years Ended December 31,
	2006	2005
	(In thousands)
Total loans at beginning of period	$89,982	$90,255
Loans originated:
Real estate:
One- to four-family	2,822	7,309
Multi-family	1,751	8,113
Commercial	1,123	5,169
Construction	3,325	2,539
Land	400	916
Consumer and other loans:
Commercial business	1,776	1,569
Other	105	85

Total loans originated	16,108	25,700
Loans purchased(1)	12,847	3,819

Deduct:
Principal repayments	20,756	22,805
Loan sales(2)	1,262	5,778
Home equity lines-of-credit net	1,469	1,131
Net other	70	78

Net loan activity	592	(273)

Total loans at end of period	$90,574	$89,982

(1)	Consists of adjustable-rate loans on single-family residences and participations in commercial and commercial real estate properties located within the Chicago metropolitan area. Purchases during 2006 consisted of one- to four-family pools totaling $8.0 million, participation in multi-family, commercial real estate, and construction loans totaling $3.6 million, and participation in commercial business loans totaling $1.2 million.
(2)	Consists of individual fixed-rate loans in single-family residences and participation interests in commercial real estate and construction loans. Sales during 2006 consisted of construction loans.

Delinquencies and Non-Performing Assets

Delinquency Procedures. When a borrower fails to make a required payment on a loan, we attempt to cause the delinquency to be cured by contacting the borrower. A late notice is generated and is sent to all mortgage loans 15 days delinquent and to all consumer loans 10 days delinquent. The borrower is contacted by the collections officer 20 days after the due date of all loans. Another late notice along with any required demand letters as set forth in the loan contract are sent 30 days after the due date. Additional written and verbal contacts may be made with the borrower between 30 and 60 days after the due date.

If the delinquency is not cured by the 60th day, the customer is normally provided 30 days written notice that the account will be referred to counsel for collection and foreclosure, if necessary. If it becomes necessary to foreclose, the property is sold at public sale and we may bid on the property to protect our interest.

All loan charge-offs are recommended by the collections officer and approved by either our President or the Chief Loan Officer. Our procedure for repossession and sale of collateral are subject to various requirements under Illinois state consumer protection laws.

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure it is classified foreclosed real estate until it is sold. The real estate is recorded at estimated fair value at the date of acquisition, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Subsequent decreases in the value of the property are charged to operations through the creation of a valuation allowance. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	Loans Delinquent For						Total
	30-59 Days		60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2006
Real estate:
One- to four-family	—	$—	1	$210	—	$—	1	$210
Multi-family	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	1	362	1	362
Construction	—	—	—	—	1	345	1	345
Land	—	—	—	—	—	—	—	—
Consumer and other loans:
Home equity lines-of-credit	—	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—

Total	—	$—	1	$210	2	$707	3	$917

At December 31, 2005
Real estate:
One- to four-family	—	$—	—	$—	—	$—	—	$—
Multi-family	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Construction	1	910	—	—	—	—	1	910
Land	—	—	—	—	—	—	—	—
Consumer and other loans:
Home equity lines-of-credit	1	74	—	—	—	—	1	74
Commercial business	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—

Total	2	$984	—	$—	—	$—	2	$984

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

On the basis of this review of our assets, our classified or special mention assets at the dates indicated were as follows:

	At December 31,
	2006	2005
	(In thousands)
Substandard	$—	$—
Doubtful	—	—
Loss	—	—
Special mention	707	—

Total classified and special mention assets	$707	$—

Non-Performing Assets. We cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans generally is applied against principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates less than current market rates).

At December 31,
	2006	2005
(Dollars in thousands)
Non-accrual loans:
Real estate:
One- to four-family	$—	$—
Multi-family	—	—
Commercial	362	—
Construction	345	—
Land	—	—
Consumer and other loans:
Home equity lines-of-credit	—	—
Commercial business	—	—
Other	—	—
Total consumer and other loans	—	—

Total non-accrual loans	$707	$—

Loans greater than 90 days delinquent and still accruing:
Real estate:
One- to four-family	$—	$—
Multi-family	—	—
Commercial	—	—
Construction	—	—
Land	—	—

Total real estate loans	$—	$—

Consumer and other loans:
Home equity lines-of-credit	—	—
Commercial business	—	—
Other	—	—
Total consumer and other loans	—	—

Total non-performing loans	$—	$—

Foreclosed assets:
One- to four-family	$—	$—
Multi-family	—	—
Commercial	—	—
Construction	—	—
Land	—	—
Consumer	—	—
Business assets	—	—

Total foreclosed assets	—	—

Total non-performing assets	$707	$—

Ratios:
Non-performing loans to total loans	0.78%	—%
Non-performing assets to total assets	0.59%	—%

At December 31, 2006, there were no other loans or other assets that are not disclosed on the table or disclosed as classified or special mention, where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses. Our allowance for loan losses is the amount considered necessary to reflect probable incurred losses in our loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of three key elements: (1) specific allowances for identified problem loans; (2) a general valuation allowance on certain identified problem loans; and (3) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Specific Allowances for Identified Problem Loans. We establish a specific allowance when loans are determined to be impaired. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

General Valuation Allowance on Certain Identified Problem Loans. We also establish a general allowance for loans classified as special mention or substandard that do not have an individual allowance. We segregate these loans by loan category and assign allowance percentages to each category based on inherent losses associated with each type of lending and consideration that these loans, in the aggregate, represent an above-average credit risk and that more of these loans will prove to be uncollectible compared to loans in the general portfolio.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not classified as special mention or substandard to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectibility of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

In addition, as an integral part of their examination process, the Office of Thrift Supervision will periodically review our allowance for loan losses. Such agency may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$509	$492

Total charge-offs	—	—

Total recoveries	—	—

Provision (credit) for loan losses	(1)	17

Balance at end of year	$508	$509

Ratios:
Net charge-offs to average loans outstanding (annualized)	—%	—%
Allowance for loan losses to non-performing loans at end of period	71.85%	NM (1)
Allowance for loan losses to total loans at end of period	.56%	0.56%

(1)	Ratio not meaningful because there were no non-performing loans during such periods.

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category (including loans held for sale), and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2006			2005
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real Estate:
One- to four-family	$47	$49,689	53.34%	$51	$48,820	52.72%
Multi-family	104	13,205	14.18	142	15,219	16.43
Commercial	216	13,390	14.37	179	12,504	13.50
Construction	18	4,821	1.15	41	5,259	5.68
Land	17	1,074	5.18	13	691	0.75

Total Real Estate	402	82,179	88.23	426	82,493	89.08

Consumer and other:
Home equity lines-of-credit	28	6,794	7.29	36	8,263	8.92
Commercial business	77	4,052	4.35	46	1,748	1.89
Other	1	131	0.14	1	104	0.11

Total consumer and other	106	10,977	11.78	83	10,115	10.92

Total loans	$508	$93,156	100.00%	$509	$92,608	100.00%

At December 31, 2006, our allowance for loan losses represented 0.56% of total gross loans and 71.9% of nonperforming loans. The allowance for loan losses decreased to $508,000 at December 31, 2006 from $509,000 at December 31, 2005, due to the credit for loan losses of $1,000.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loan deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Investment Activities

General. We utilize mortgage-backed and other securities in our asset/liability management. In making investment decisions, management considers, among other things, our yield and interest rate objectives, our interest rate risk and credit risk position, our loan volume, and our liquidity and cash flow. In the future, we may, subject to market conditions, reduce the percentage or our assets consisting of securities and increase the percentage of our assets consisting of loans. However, following the completion of the offering, we anticipate a short-term increase in our securities pending reinvestment into loans.

We maintain minimum levels of liquid assets to ensure we have adequate cash to fund anticipated needs. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Cash flow projections are reviewed and updated regularly to assure that adequate liquidity is maintained. Our level of liquidity is a result of management’s asset/liability strategy.

Mortgage-Backed Securities. We invest in mortgage-backed pass-through securities in order to supplement loan production and achieve our asset/liability management goals. All of these securities owned by us are issued, insured or guaranteed either directly or indirectly by a federal agency, a government sponsored enterprise or are rated “AA” or higher. The Government National Mortgage Association (“GNMA”) is a corporation wholly owned by the United States Government and, as a result, all securities issued by it are backed by the full faith and credit of the United States. In contrast, the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”) are government sponsored enterprises, the obligations of which are neither backed by, nor explicitly guaranteed by, the United States government.

While a federal agency, a government sponsored enterprise guarantee or a high credit rating may indicate a relatively high degree of protection against default, such guarantees and ratings do not protect the securities from declines in value based on changes in interest rates or prepayment speeds. Reflecting our policy of maintaining a substantial portfolio of investments having short to medium terms to repricing or maturity, our mortgage-backed pass-through securities portfolio at December 31, 2006 included $2.2 million of adjustable-rate mortgage-backed securities.

Mortgage-Backed Securities Portfolio Composition. The following table sets forth the composition of our mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities available for sale:
Pass-through securities:
FNMA	$3,380	$3,326	$4,338	$4,253
FHLMC	503	486	1,132	1,103
GNMA	1,045	1,044	1,814	1,807

Total mortgage-backed securities available for sale	$4,928	$4,856	$7,284	$7,163

Mortgage-Backed Securities Activity. The following table sets forth mortgage-backed securities purchases, sales and principal repayments for the periods indicated.

	For the Years Ended December 31,
	2006	2005
	(In thousands)
Total at beginning of period	$7,284	$9,892
Mortgage-backed securities purchased:
Pass-through	—	—
Principal repayments	(2,318)	(2,546)
Sales	—	—
(Amortization)Accretion	(38)	(62)

Net activity	(2,356)	(2,608)

Total at end of period	$4,928	$7,284

Mortgage-Backed Securities Portfolio Maturities and Yields. The following table sets forth the contractual maturities and weighted average yields of our mortgage-backed securities portfolio at December 31, 2006. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Mortgage-backed securities available for sale:
Pass-through securities:
FNMA	$—	—%	$—	—%	$—	—%	$3,380	4.40%	$3,380	$3,326	4.40%
FHLMC	—	—	—	—	—	—	503	4.14	503	486	4.14
GNMA	—	—	—	—	—	—	1,045	4.89	1,045	1,044	4.89

Total mortgage-backed securities available for sale	$—	—%	$—	—%	$—	—%	$4,928	4.48%	$4,928	$4,856	4.48%

Federal agency and government sponsored enterprise mortgage-backed securities carry a yield generally lower than that of the corresponding type of residential loan due to a guarantee fee and the retention of a servicing spread by the loan servicer. Accordingly, if the proportion of our assets consisting of mortgage-backed securities increases, our asset yields would likely be somewhat adversely affected. We will evaluate mortgage-backed securities purchases in the future based on its asset/liability objectives, market conditions and alternative investment opportunities.

Other Securities. During recent years, our investment in securities other than mortgage-backed securities, cash and cash equivalents, and Federal Home Loan Bank of Chicago stock have been quite limited. However, in the future, depending on asset/liability management considerations and market considerations, we may determine to invest in other securities including U.S. treasury and agency securities, corporate debt securities and, to a lesser extent, corporate equity securities.

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of Chicago advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents within our primary market area. We offer a selection of deposit accounts, including demand accounts, NOW accounts, money market accounts, savings accounts and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We have not accepted brokered deposits in the past, although we have the authority to do so.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. Personalized customer service and long-standing relationships with customers are relied upon to attract and retain deposits.

The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. Our ability to gather deposits is impacted by the competitive market in which we operate which includes numerous financial institutions of varying sizes offering a wide range of products. We often use promotional rates to meet asset/liability and market segment goals.

The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand. Based on our experience, we believe that statement savings, demand and NOW accounts may be somewhat more stable sources of deposits than certificates of deposits. However, it can be difficult to attract and maintain such deposits at favorable interest rates under current market conditions.

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At December 31,
	2006			2005
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Demand and NOW deposits	$10,060	10.04%	0.61%	$9,876	10.27%	0.79%
Money market deposits	11,894	11.87	2.01	14,656	15.24	1.81
Regular and other savings	9,608	9.59	0.86	11,415	11.87	0.84

Total transaction and savings accounts	31,562	31.50	1.21	35,947	37.38	1.22
Certificates of deposit	68,631	68.50	4.73	60,213	62.62	3.63

Total deposits	$100,193	100.00%	3.62%	$96,160	100.00%	2.73%

The following table sets forth our deposit activities for the periods indicated.

	Years Ended December 31,
	2006	2005
	(In thousands)
Beginning balance	$96,160	$98,271
Net deposits (withdrawals) before interest credited	875	(4,165)
Interest credited	3,158	2,054

Net increase (decrease) in deposits	4,033	(2,111)

Ending balance	$100,193	$96,160

As of December 31, 2006, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $12.5 million. The following table sets forth the maturity of these certificates as of December 31, 2006.

At December 31, 2006
(In thousands)
Three months or less	$2,123
Over three months through six months	2,085
Over six months through one year	6,221
Over one year	2,054

Total	$12,483

Borrowings. We may obtain advances from the Federal Home Loan Bank of Chicago upon the security of our capital stock in the Federal Home Loan Bank of Chicago and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile.

From time to time during recent years, we have utilized short-term borrowings to fund loan demand. We have also used borrowings where market conditions permit to purchase securities of a similar duration in order to increase our net interest income by the amount of the spread between the asset yield and the borrowing cost. Finally, from time to time, we have obtained advances with terms of three years or more to extend the term of our liabilities.

Our borrowings currently consist solely of advances from the Federal Home Loan Bank of Chicago. At December 31, 2006, we had access to additional Federal Home Loan Bank advances of up to $35.4 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances with terms of one year or less at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2006	2005
	(Dollars in thousands)
Balance at end of period	$2,000	$2,000
Average balance during period	2,000	2,759
Maximum outstanding at any month end	2,000	7,000
Weighted average interest rate at end of period	4.58%	4.58%
Average interest rate during period	4.64	5.26

Subsidiary and Other Activities

Other than Ben Franklin Bank of Illinois, Ben Franklin Financial, Inc. has no subsidiaries.

Personnel

As of December 31, 2006, we had 29 full-time employees and one part-time employee. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

Expense and Tax Allocation

Ben Franklin Bank of Illinois has entered into an agreement with Ben Franklin Financial, Inc. and Ben Franklin Financial, MHC to provide them with certain administrative support services for compensation not less than the fair market value of the services provided. In addition, Ben Franklin Bank of Illinois and Ben Franklin Financial, Inc. have entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

FEDERAL, STATE AND LOCAL TAXATION

Federal Taxation

General. Ben Franklin Financial, Inc. and Ben Franklin Bank of Illinois are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Ben Franklin Bank of Illinois’ tax returns have not been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Ben Franklin Financial, Inc. or Ben Franklin Bank of Illinois.

Method of Accounting. For federal income tax purposes, Ben Franklin Bank of Illinois currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal income tax returns.

Bad Debt Reserves. Prior to the Small Business Protection Act of 1996 (the “1996 Act”), Ben Franklin Bank of Illinois was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at our taxable income. Ben Franklin Bank of Illinois was required to use the specific charge off method in computing its bad debt deduction beginning with its 1997 federal tax return. Savings institutions were required to recapture any excess reserves established after December 31, 1987. The reserve balance as of December 31, 1987 is referred to as the base year reserve.

Taxable Distributions and Recapture. Prior to the 1996 Act, federal tax bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if the thrift institution failed to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift-related recapture rules.

At December 31, 2006, our total federal and Illinois pre-1988 base year tax bad debt reserve was approximately $397,000. Under current law, pre-1988 federal base year reserves remain subject to recapture if a thrift institution makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a thrift or bank charter.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of AMT may be used as credits against regular tax liabilities in future years. We have not been subject to the AMT and have no such amounts available as credits for carryover.

Net Operating Loss Carryovers. A financial institution may carry federal back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2006, we had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction. Ben Franklin Financial, Inc. may exclude from its income 100% of dividends received from Ben Franklin Bank of Illinois as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated return, and owns more than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

State and Local Taxation

Illinois State Taxation. Ben Franklin Financial, Inc., and Ben Franklin Bank of Illinois are required to file Illinois income tax returns and pay tax at a stated tax rate of 7.30% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations. As of December 31, 2006, Ben Franklin Bank of Illinois had State of Illinois net operating losses of approximately $1.3 million which are being carried forward and available to reduce future taxable income. These carryforwards expire in 2021.

SUPERVISION AND REGULATION

General

Ben Franklin Bank of Illinois is examined and supervised by the Office of Thrift Supervision. This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the Federal Deposit Insurance Corporation’s deposit insurance fund and depositors. Under this system of federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. Ben Franklin Bank of Illinois also is a member of and owns stock in the Federal Home Loan Bank of Chicago, which is one of the twelve regional banks in the Federal Home Loan Bank System. Ben Franklin Bank of Illinois also is regulated, to a lesser extent, by the Federal Deposit Insurance Corporation with respect to insurance of deposit accounts and the Board of Governors of the Federal Reserve System, with respect to reserves to be maintained against deposits and other matters. Ben Franklin Bank of Illinois’ relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in matters concerning the ownership of deposit accounts and the form and content of Ben Franklin Bank of Illinois’ mortgage documents.

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or Congress, could have a material adverse impact on Ben Franklin Financial, Inc. and Ben Franklin Bank of Illinois, and their operations.

Federal Banking Regulation

Business Activities. A federal savings bank derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and the regulations of the Office of Thrift Supervision. Under these laws and regulations, Ben Franklin Bank of Illinois may originate mortgage loans secured by residential and commercial real estate, commercial business loans and consumer loans, and it may invest in certain types of debt securities and certain other assets. Certain types of lending, such as commercial and consumer loans, are subject to an aggregate limit calculated as a specified percentage of Ben Franklin Bank of Illinois’ capital assets. Ben Franklin Bank of Illinois also may establish subsidiaries that may engage in activities not otherwise permissible for Ben Franklin Bank of Illinois, including real estate investment.

Capital Requirements. Office of Thrift Supervision regulations require savings banks to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for savings banks receiving the highest regulatory rating) and an 8% risk-based capital ratio. The prompt corrective action standards discussed below, in effect, establish a minimum 2% tangible capital standard.

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% assigned by the Office of Thrift Supervision based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. At December 31, 2006, Ben Franklin Bank of Illinois’ capital exceeded all applicable requirements.

Loans to One Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2006, Ben Franklin Bank of Illinois was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, Ben Franklin Bank of Illinois is subject to a qualified thrift lender, or “QTL,” test. Under the QTL test, Ben Franklin Bank of Illinois must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings institution, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings bank’s business.

“Qualified thrift investments” includes various types of loans made for residential and housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. Ben Franklin Bank of Illinois also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings bank that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions. At December 31, 2006, Ben Franklin Bank of Illinois qualified under the thrift lender test.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by a federal savings bank, which include cash dividends, stock repurchases and other transactions charged to the capital account. A savings bank must file an application for approval of a capital distribution if:

•

the total capital distributions for the applicable calendar year exceed the sum of the savings bank’s net income for that year to date plus the savings bank’s retained net income for the preceding two years;

•	the savings bank would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition; or

•	the savings bank is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings bank that is a subsidiary of a holding company must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

The Office of Thrift Supervision may disapprove a notice or application if:

•	the savings bank would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

Liquidity. A federal savings institution is required to maintain a sufficient amount of liquid assets to ensure its safe and sound operation.

Community Reinvestment Act and Fair Lending Laws. All savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a federal savings bank, the Office of Thrift Supervision is required to assess the savings bank’s record of compliance with the Community Reinvestment Act. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. A savings bank’s failure to comply with the provisions of the Community Reinvestment Act could result in denial of certain corporate applications, such as branches or mergers, or restrictions on its activities. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. Ben Franklin Bank of Illinois received a satisfactory Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its “affiliates” is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing regulations. The term “affiliate” for these purposes generally means any company that controls or is under common control with an institution or a financial subsidiary or depository institution subsidiary of an institution. Ben Franklin Financial, Inc. are an affiliate of Ben Franklin Bank of Illinois. In general, transactions with affiliates must be on terms that are as favorable to the savings bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings bank’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings bank. In addition, Office of Thrift Supervision regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

Ben Franklin Bank of Illinois’ authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulations.

Among other things, these provisions require that extensions of credit to insiders (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features, and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Ben Franklin Bank of Illinois’ capital. In addition, Ben Franklin Bank of Illinois’ board of directors must approve extensions of credit in excess of certain limits.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring enforcement action against all “institution-affiliated parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If the Director does not take action, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit systems, credit underwriting, loan documentation, interest rate risk exposure, asset growth, compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

Prompt Corrective Action Regulations. Under the prompt corrective action regulations, the Office of Thrift Supervision is required and authorized to take supervisory actions against undercapitalized savings banks. For this purpose, a savings bank is placed in one of the following five categories based on the savings bank’s capital:

•	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•	undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

•	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

•	critically undercapitalized (less than 2% tangible capital).

Generally, the banking regulator is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date a savings bank receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized,” the performance of which must be guaranteed by any company controlling the savings bank up to specified limits. In addition, numerous mandatory supervisory actions become immediately applicable to the savings bank, including, but not limited to, restrictions on growth, investment activities, capital distributions and affiliate transactions. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized savings banks, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2006, Ben Franklin Bank of Illinois met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Deposit accounts at Ben Franklin Bank of Illinois are insured by the Federal Deposit Insurance Corporation up to a maximum of $100,000 per separately insured depositor and up to a maximum amount of $250,000 for self-directed retirement accounts. Ben Franklin Bank of Illinois’ deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments.

On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations that assess insurance premiums based on risk. As a result, the new regulation will enable the Federal Deposit Insurance Corporation to more closely tie each financial institution’s deposit insurance premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which becomes effective in the beginning of 2007, the Federal Deposit Insurance Corporation will evaluate the risk of each financial institution based on its supervisory rating, its financial ratios, and its long-term debt issuer rating. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. The assessment to be paid during the year ending December 31, 2007 will be offset by a credit from the Federal Deposit Insurance Corporation to Ben Franklin Bank of Illinois of $133,000. At the same time, the Federal Deposit Insurance Corporation also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”) into a single fund called the Deposit Insurance Fund. As a result of the merger, the BIF and the SAIF were abolished. The merger of the BIF and the SAIF into the Deposit Insurance Fund does not affect the authority of the Financing Corporation (“FICO”) to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2006, the annualized FICO assessment was equal to 122 basis points for each $100 in domestic deposits maintained at an institution.

Prohibitions Against Tying Arrangements. Federal savings banks are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System. Ben Franklin Bank of Illinois is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Chicago, Ben Franklin Bank of Illinois is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2006, Ben Franklin Bank of Illinois was in compliance with this requirement.

Federal Reserve System

The Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal (NOW) and regular checking accounts. At December 31, 2006, Ben Franklin Bank of Illinois was in compliance with these reserve requirements.

The USA PATRIOT Act

The USA Patriot Act of 2001 gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA Patriot Act also requires the federal banking agencies to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution. Accordingly, if we engage in a merger or other acquisition, our controls designed to combat money laundering would be considered as part of the application process. We have established policies, procedures and systems designed to comply with these regulations.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with certain accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission, under the Securities Exchange Act of 1934.

The Sarbanes-Oxley Act includes specific additional disclosure requirements, requires the Securities and Exchange Commission and national securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the Securities and Exchange Commission. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

We expect to incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the regulations that have been promulgated to implement the Sarbanes-Oxley Act, particularly those regulations relating to the establishment of internal controls over financial reporting.

Holding Company Regulation

General. Ben Franklin Financial, MHC and Ben Franklin Financial, Inc. are nondiversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Ben Franklin Financial, MHC and Ben Franklin Financial, Inc. are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Ben Franklin Financial, Inc. and Ben Franklin Financial, MHC, and their subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, Ben Franklin Financial, Inc. and Ben Franklin Financial, MHC are generally not be subject to state business organization laws.

Permitted Activities. Pursuant to Section 10(o) of the Home Owners’ Loan Act and Office of Thrift Supervision regulations and policy, a mutual holding company and a federally chartered mid-tier holding company such as Ben Franklin Financial, Inc. may engage in the following activities: (i) investing in the stock of a savings bank; (ii) acquiring a mutual savings bank through the merger of such savings bank into a savings bank subsidiary of such holding company or an interim savings bank subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings bank; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings bank under federal law or under the law of any state where the subsidiary savings bank or savings banks share their home offices; (v) furnishing or performing management services for a savings bank subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings bank subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director of the Office of Thrift Supervision. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including Ben Franklin Financial, Inc. and Ben Franklin Financial, MHC, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.

Waivers of Dividends by Ben Franklin Financial, MHC. Office of Thrift Supervision regulations require Ben Franklin Financial, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from Ben Franklin Financial, Inc. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if:

(i)	the waiver would not be detrimental to the safe and sound operation of the subsidiary savings bank; and

(ii)	the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members.

We anticipate that Ben Franklin Financial, MHC will waive any dividends paid by Ben Franklin Financial, Inc. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by Ben Franklin Financial, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Ben Franklin Financial, MHC converts to stock form.

Conversion of Ben Franklin Financial, MHC to Stock Form. Office of Thrift Supervision regulations permit Ben Franklin Financial, MHC to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the board of directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction, a new holding company would be formed as the successor to Ben Franklin Financial, Inc. (the “New Holding Company”), Ben Franklin Financial, MHC’s corporate existence would end, and certain depositors of Ben Franklin Bank of Illinois would receive the right to subscribe for shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Ben Franklin Financial, MHC (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Ben Franklin Financial, Inc. immediately prior to the Conversion Transaction. The total number of shares of common stock held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

Any Conversion Transaction would require the approval of a majority of the outstanding shares of common stock of Ben Franklin Financial, Inc. held by Minority Stockholders and by two thirds of the total outstanding shares of common stock of Ben Franklin Financial, Inc. Any Conversion Transaction also would require the approval of a majority of the eligible votes of members of Ben Franklin Financial, MHC.

Federal Securities Laws

Ben Franklin Financial, Inc. common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Ben Franklin Financial, Inc. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of the common stock in the stock offering does not cover the resale of the shares. Shares of the common stock purchased by persons who are not affiliates of Ben Franklin Financial, Inc. may be resold without registration. Shares purchased by an affiliate of Ben Franklin Financial, Inc. will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If Ben Franklin Financial, Inc. meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of Ben Franklin Financial, Inc. who complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three month period, the greater of 1% of the outstanding shares of Ben Franklin Financial, Inc., or the average weekly volume of trading in the shares during the preceding four calendar weeks. Provision may be made in the future by Ben Franklin Financial, Inc. to permit affiliates to have their shares registered for sale under the Securities Act of 1933.

ITEM 2.	Description of Property

As of December 31, 2006, the net book value of our properties was $415,000. The following is a list of our offices:

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main Office:

14 N. Dryden Place, Arlington Heights, Illinois	Leased	1976	8,345	$—

Branch Offices:

3148 Kirchoff Road, Rolling Meadows, Illinois	Leased	1991	3,300	—

360 E. Northwest Highway, Arlington Heights, Illinois	Owned	2001	2,625	415

We are building a new main office in a better location within the strip mall in which we now operate. Unlike our current main office, our new main office will accommodate drive up facilities. When the renovation is completed in 2007, we will close our 360 E. Northwest Highway branch office located three blocks away and consolidate its activities into our new main office. At December 31, 2006, $50,000 of total costs had been incurred for the construction of the new office and the estimated cost of completion including furniture and equipment is approximately $880,000.

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

Our depositor and customer records are maintained by an outside data processing firm. The net book value of our data processing and computer equipment at December 31, 2006 was $84,000.

For information regarding Ben Franklin Financial, Inc.’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3.	Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At December 31, 2006, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

PART II

ITEM 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) Our common stock is traded on the OTC Electronic Bulletin Board under the symbol “BFFI.” The approximate number of holders of record of Ben Franklin Financial, Inc.’s common stock as of December 31, 2006 was 188. Certain shares of Ben Franklin Financial, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Ben Franklin Financial, Inc.’s common stock for the prior quarter. Ben Franklin Financial, Inc. began trading on the OTC Electronic Bulletin Board on October 19, 2006. Accordingly, no information prior to this date is available. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The following information was provided by the OTC Electronic Bulletin Board.

Fiscal 2006	High	Low	Dividends
Quarter ended December 31, 2006	$10.90	$10.00	$0.00

Dividend payments by Ben Franklin Financial, Inc. are dependent primarily on dividends it receives from Ben Franklin Bank of Illinois, because Ben Franklin Financial, Inc. will have no source of income other than dividends from Ben Franklin Bank of Illinois and interest payments with respect to Ben Franklin Financial, Inc.’s loan to the Employee Stock Ownership Plan.

(b) Not applicable.

(c) Ben Franklin Financial, Inc. did not repurchase any shares of its common stock during the relevant period.

ITEM 6.	Management’s Discussion and Analysis or Plan of Operation

SELECTED FINANCIAL AND OTHER DATA

The summary information presented below at each date or for each of the periods presented is derived in part from the financial statements of Ben Franklin Financial, Inc. and Ben Franklin Bank of

Illinois. The financial condition data at December 31, 2006 and 2005, and the operating data for the years ended December 31, 2006 and 2005 are derived from the audited financial statements of Ben Franklin Financial, Inc. for fiscal 2006 and Ben Franklin Bank of Illinois for fiscal 2005. The following information is only a summary, and should be read in conjunction with our financial statements and notes beginning on page 50 of this annual report.

	At December 31,
	2006	2005
Selected Financial Condition Data:
Total assets	$118,901	$107,769
Cash and cash equivalents	20,606	7,039
Loans receivable, net	90,574	89,982
Securities	4,856	7,163
Deposits	100,193	96,160
FHLB advances	2,000	2,000
Equity	15,694	8,334

	For the Year Ended December 31,
	2006	2005
Selected Operating Data:
Interest and dividend income	$6,349	$5,764
Interest expense	3,288	2,349

Net interest income	3,061	3,415
Provision (credit) for loan losses	(1)	17

Net interest income after provision for loan losses	3,062	3,398
Non-interest income	239	196
Non-interest expense	3,101	3,006

Income before income tax expense	200	588
Income tax expense	69	200

Net income	$131	$388

	At or For the Years Ended December 31,
	2005	2005
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.12%	0.35%
Return on equity (ratio of net income to average equity)	1.32%	4.72%
Interest rate spread (1)	2.50%	3.02%
Net interest margin (2)	2.79%	3.20%
Efficiency ratio (3)	93.97%	84.04%
Non-interest expense to average total assets	2.75%	2.74%
Average interest-earning assets to average interest-bearing liabilities	109.70%	108.20%
Loans to deposits	90.91%	94.10%

Asset Quality Ratios:
Non-performing assets to total assets	0.59%	— (4)
Non-performing loans to total loans	0.78%	— (4)
Allowance for loan losses to non-performing loans	71.85%	NM (5)
Allowance for loan losses to total loans	0.56%	0.56%

Capital Ratios:
Equity to total assets at end of period	13.20%	7.73%
Average equity to average assets	8.78%	7.50%

Other Data:
Number of full service offices	3	3

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	Represents net interest income as a percent of average interest-earning assets for the period.
(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income excluding net gains (losses) on the sale of loans and securities.
(4)	There were no non-performing assets during such periods.
(5)	Ratio not meaningful.

Overview

On June 30, 2006, Ben Franklin Financial, Inc. filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission in connection with Ben Franklin Financial, Inc.’s offer and sale of shares of its common stock in a public offering. The Registration Statement was declared effective by the Securities and Exchange Commission on August 14, 2006. The offering was completed on October 18, 2006. In the offering, Ben Franklin Financial, Inc. sold 892,688 shares of its common stock at a price of $10.00 per share and issued an additional 1,091,062 shares of its common stock to Ben Franklin Financial, MHC.

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

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies:

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

Comparison of Financial Condition at December 31, 2006 and December 31, 2005

Assets. Total assets increased by $11.1 million or 10.3% at December 31, 2006 to $118.9 million compared to $107.8 million at December 31, 2005 primarily due to an increase in our cash and cash equivalents of $7.3 million we received in net proceeds from our public offering and a $4.0 million increase in customer deposits. Total loans at December 31, 2006 increased $592,000 to $90.6 million from $90.0 million at December 31, 2005. The slight increase in our loan portfolio balance was primarily due to decreases in our multi-family real estate and home equity line-of-credit loans of $2.0 million and $1.5 million respectively. These decreases were offset by a $2.3 million increase in commercial loans, an $869,000 increase in one-to-four family residential real estate loans, and an $886,000 increase in commercial real estate loans. While we would like to increase shorter term higher yielding loans, our portfolio mix remained relatively unchanged at December 31, 2006 from the prior year end with multi-family, commercial real estate, and land loans totaling $27.7 million or 29.7% of our loan portfolio at December 31, 2006 compared to $28.4 million or 30.7% of our loan portfolio at December 31, 2005. Our one-to-four family residential real estate loans totaled $49.7 million at December 31, 2006 or 53.4% of our loan portfolio compared to $48.8 million or 52.7% at December 31, 2005. Loan origination and purchase activity decreased $5.4 million to $24.1 million in 2006, from $29.5 million in 2005. To supplement our origination activity during 2006, we purchased $8.0 million of adjustable rate single-family loans in the Chicago metropolitan area. Management has implemented changes during the last quarter of 2006 to increase future origination activity which includes system improvements and the hiring of a new commercial loan originator. We also continue to explore opportunities to enhance yields within our interest rate and credit risk objectives and are reviewing alternatives including the possible purchase of consumer auto loans over the next year.

Securities balances declined during 2006 by $2.3 million or 31.9% to $4.9 million from $7.2 million in 2005 primarily due to payments on mortgage-backed securities. Federal Home Loan Bank stock decreased $740,000 or 35.6% to $1.3 million at December 31, 2006 from $2.1 million at December 31, 2005 due to the redemption of stock during the year.

Cash and cash equivalents increased $13.6 million or 194.3% to $20.6 million at December 31, 2006 from $7.0 million at December 31, 2005. This increase was primarily due to net proceeds of $7.3 million we received from the public offering and $4.0 million from increases in customer deposits. Management intends to use the proceeds to fund future loan growth and possible expansion of the franchise.

Liabilities. Deposit balances increased during 2006 by $4.0 million or 4.2% to $100.2 million at December 31, 2006 compared to $96.2 million at December 31, 2005. Non-certificate deposits decreased $4.3 million or 12.0% to $31.6 million at December 31, 2006 from $35.9 million at December 31, 2005 with $2.8 million of that decrease from money market accounts and $1.8 million from savings accounts. While we price our core deposits competitively within our market, the increase in short-term market rates during 2006, such as the 100 basis point increase in the federal funds rate, continued to impact our customers’ preference for higher yielding alternatives such as certificates of deposit. Our certificates of deposit balance increased by $8.4 million or 14.0% to $68.6 million at December 31, 2006 from $60.2 million at December 31, 2005 primarily due to promotional rates offered at the beginning of the year to retain $16.4 million of maturing deposits, which resulted in an overall increase in our balance of certificates of deposit.

Stockholders’ Equity. Total stockholders’ equity at December 31, 2006 increased $7.4 million or 89.2% to $15.7 million from $8.3 million at December 31, 2005. The increase was the result of net proceeds that we retained from the public offering of $7.3 million, net income of $131,000, and a decrease in the unrealized loss on securities available-for-sale of $32,000.

Comparison of Operating Results for the Years Ended December 31, 2006 and December 31, 2005

General. Net income decreased $257,000 or 66.2% to $131,000 for the year ended December 31, 2006 compared to $388,000 for the year ended December 31, 2005. The primary reasons for this decrease were rising short-term market interest rates and an inverted yield curve during 2006 which reduced our margin. These factors primarily impacted our maturing certificates of deposit which repriced at higher rates which contributed to a 91 basis point increase in cost on interest-bearing liabilities. This decrease in margin was offset in part by a 39 basis point increase in yield on interest-earning assets, primarily from an increase in the average balance of our multi-family loans and higher yields on our equity line-of-credit, construction, and commercial loans, and other interest-earning assets. Non-interest income increased by $43,000 or 21.9% to $239,000 in 2006 from $196,000 in 2005 due to higher service fee and other fee income. Non-interest expense increased for the year ended December 31, 2006 by $95,000 or 3.2% to $3.1 million from $3.0 million for the year ended December 31, 2005 primarily due to increases in compensation and benefit expense, data processing, and professional fees.

Interest Income. Interest income for the year ended December 31, 2006 increased $585,000 or 10.1% to $6.3 million from $5.8 million for the year ended December 31, 2005. Interest income from loans increased $454,000 or 9.1% to $5.5 million for 2006 from $5.0 million in 2005. The average balance of our multi-family, commercial real estate, and land loans increased $3.2 million or 13.1% in 2006 to $27.8 million from $24.5 million in 2005. The average yield on these loans increased to 6.57% during the year ended December 31, 2006 from 6.37% during the year ended December 31, 2005 resulting in an increase in interest income of $261,000. The average balance in our commercial loans increased $1.1 million or 55.0% to $3.1 million for 2006 from $2.0 million for 2005 and the average yield on these loans increased to 8.81% for 2006 from 7.13% for 2005 resulting in a $131,000 increase in interest income. The average balance of our home equity line-of-credit loans decreased $1.4 million or 15.4% to $7.7 million for 2006 from $9.1 million for 2005 and the average yield increased to 7.25% for the year ended December 31, 2006 from 5.49% for 2005 which resulted in and increase in interest income of $61,000. The average yield on all loans for the year ended December 31, 2006 was 6.05% compared to 5.57% for the prior year as higher market interest rates resulted in originations at higher rates and caused our variable rate loans to reprice at higher rates.

Interest income from securities declined $277,000 or 47.7% to $304,000 for the year ended December 31, 2006 from $581,000 for the year ended December 31, 2005. The average balance of securities for the year ended December 31, 2006 was $7.8 million compared to $11.3 million for the prior year due to the redemption of Federal Home Loan Bank of Chicago stock and our pay down of mortgage-backed securities. Our Federal Home Loan Bank of Chicago stock dividends decreased $202,000 or 77.1% to $60,000 for 2006 from $262,000 for 2005 due to the redemption of excess stock and a decline in dividend paid on such stock from 5.50% in the first quarter of 2005 to 3.10% for most of 2006. The yield on our securities for the year ended December 31, 2006 was 3.88% compared to 5.13% for the year ended December 31, 2005 due to the lower dividend paid to us on our Federal Home Loan Bank stock.

For the year ended December 31, 2006, interest from other interest-earning assets increased $408,000 or 241.4% to $577,000 from $169,000 for the year ended December 31, 2005 due to higher balances as a result of the proceeds from the public offering and an increase in short term market rates. The average balance of other interest-earning assets increased during 2006 by $6.1 million to $11.5 million from $5.4 million during 2005. Approximately $3.1 million of the increase in the average balance was due to proceeds that we received from the public offering. For the year ended December 31, 2006, the yield on interest-earning deposits increased to 5.02% from 3.14% in the prior year reflecting changes in general interest rates with the federal funds rate increasing 300 basis points over the past two years.

Interest Expense. Interest expense for the year ended December 31, 2006 was $3.3 million, an increase of $939,000 or 40.8% from $2.3 million the prior year. Interest expense on deposit accounts increased $991,000 or 45.0% to $3.2 million for the year ended December 31, 2006 from $2.2 million for the year ended December 31, 2005. The increase was due to an increase in the average cost of deposits to 3.26% in 2006 from 2.30% in 2005 due to an increase in market rates. The average balance of deposit accounts was $98.0 million in 2006, an increase of $2.1 million or 2.2% from $95.9 million the prior year. A decrease in the average balance of checking and money market accounts of $3.9 million or 15.4% to $21.4 million for 2006 from $25.3 million for 2005 was offset by an increase in the average balance in certificate of deposit accounts of $6.0 million or 10.3% to $64.2 million for the year ended December 31, 2006 from $58.2 million the prior year. The cost of certificates of deposit for the year ended December 31, 2006 was 4.27% from 3.06% the prior year. The higher balances and rates for certificate of deposit accounts resulted in an increase in interest expense of $964,000.

Interest expense on Federal Home Loan Bank of Chicago advances was $93,000 for the year ended December 31, 2006, a decrease of $52,000 or 35.9% from $145,000 for the prior year. During 2005, we paid off $5.0 million of the $7.0 million advance that matured and extended the remaining balance for five years. The average balance of Federal Home Loan Bank advances was $2.0 million for the year ended December 31, 2006 compared to $2.8 million the prior year. The average cost for Federal Home Loan Bank of Chicago advances decreased to 4.64% for the year ended December 31, 2006 from 5.26% for the prior year.

Net Interest Income. Net interest income for the year ended December 31, 2006 decreased $354,000 or 10.4% to $3.1 million from $3.4 million for the prior year. The average yield on interest-earning assets for 2006 was 5.79% compared to 5.40% for the prior year. The average cost of interest-bearing liabilities increased to 3.29% in 2006 from 2.38% in 2005. The result was a net interest rate spread of 2.50% for the year ended December 31, 2006 compared to 3.02% for the prior year.

Provision for Loan Losses. Our allowance for loan losses is the estimated amount considered necessary to reflect probable incurred losses in the loan portfolio at the balance sheet date. Our analysis includes a review of identified problem loans for which a specific allowance is required as well as a general allowance for the remainder of the portfolio.

A credit of $1,000 for loan losses was recorded for the year ended December 31, 2006 compared to a provision for loan losses of $17,000 for the year ended December 31, 2005. The credit for the year ended December 31, 2006 reflects the relative unchanged balance and composition of loans within our loan portfolio.

Non-interest Income. Non-interest income increased $43,000 or 21.9% to $239,000 for the year ended December 31, 2006 compared to $196,000 for the prior year. Fees for deposit and loan related services were $197,000 for the year ended December 31, 2006 compared to $130,000 for the prior year, a 51.5% increase. This increase was primarily due to a $79,000 increase in fees received from providing origination services for other financial institutions. This gain was offset by a decrease of $12,000 or 9.8%

in service related fees due to lower activity for such fees. Our gains from the sale of loans for the year ended December 31, 2006 was lower by $34,000 than the prior year due to our focus on origination activity for other institutions. Other income for the year ended December 31, 2006 was $42,000, an increase of $9,000 or 28.9% from $33,000 for the year ended December 31, 2005.

Non-interest Expense. Non-interest expense totaled $3.1 million for the year ended December 31, 2006, an increase of $95,000 or 3.2% from $3.0 million for the prior year. The largest component of non-interest expenses, compensation and benefits expense, increased $69,000 or 4.1% primarily due to an increase in salaries of $42,000 or 3.0% due to normal increases; an increase in director fees of $9,000 or 18.6% due to additional meetings related to the public offering, and $5,000 or 48.7% increase in other employee costs. Data processing costs increased $40,000 or 16.1% primarily due to one time costs related to a system conversion. Professional fees increased $42,000 or 36.5% primarily due to additional accounting fees due to becoming a public company. All other components of non-interest expense decreased $56,000 or 5.9% and included a decline in depreciation expense of $38,000 or 22.0% due to the full depreciation of certain assets and a $25,000 decline in regulatory fees.

Income Tax Provision. The provision for income taxes was $69,000 for the year ended December 31, 2006 compared to $200,000 for the prior year. The decrease in the provision was due to the decrease in pretax income of $388,000. The effective tax rate was 34.5% in 2006 compared to 34.0% in 2005.

Analysis of Net Interest Income

Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated, as well as balances and average yields and costs as of December 31, 2006. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

			Year Ended December 31,
	At December 31, 2006		2006			2005
	Outstanding Balance(1)	Yield/Rate	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
One- to four-family	$49,359	5.31%	$48,490	$2,478	5.11%	$50,402	$2,460	4.88%
Multi-family, commercial real estate and land	27,465	6.34	27,765	1,825	6.57	24,542	1,564	6.37
Construction	2,753	9.71	3,191	320	10.01	3,828	340	8.87
Commercial business	4,051	8.76	3,087	272	8.81	1,973	141	7.13
Home equity lines-of-credit	6,816	7.99	7,735	561	7.25	9,119	500	5.49
Other	130	9.62	151	12	8.17	141	9	6.45

Total loans	90,574	6.12	90,419	5,468	6.05	90,005	5,014	5.57
Securities	6,193	4.23	7,829	304	3.88	11,336	581	5.13
Other interest-earning assets	18,803	5.11	11,495	577	5.02	5,375	169	3.14

Total interest-earning assets	115,570	5.85	109,743	$6,349	5.79	106,716	$5,764	5.40

Non-interest-earning assets	3,331		3,008			3,044

Total assets	$118,901		$112,751			$109,760

Liabilities and stock- holders’ equity:
Savings deposits	$9,608	0.85	$12,448	$104	0.84	$12,364	$103	0.83
Money market/demand accounts	20,214	1.43	21,369	348	1.63	25,305	322	1.27
Certificates of deposit	68,631	4.73	64,225	2,743	4.27	58,197	1,779	3.06

Total interest-bearing deposits	98,453	3.68	98,042	3,195	3.26	95,866	2,204	2.30
FHLB advances	2,000	4.58	2,000	93	4.64	2,759	145	5.26

Total interest-bearing liabilities	100,453	3.69	100,042	3,288	3.29	98,625	2,349	2.38
Non-interest-bearing deposits	1,740		1,801			1,760
Other liabilities	1,014		1,003			1,148

Total liabilities	103,207		102,846			101,533
Stockholders’ equity	15,694		9,905			8,227

Total liabilities and stock- holders’ equity	$118,901		$112,751			$109,760

Net interest income				$3,061			$3,415

Net interest rate spread		2.16%			2.50%			3.02%

Net interest-earning assets	$15,117		$9,701			$8,091

Net interest margin					2.79%			3.20%

Average of interest-earning assets to interest-bearing liabilities		115.05%			109.70%			108.20%

(1)	Net of allowance for loan losses, loans in process, loan costs and discounts and premiums.

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Year Ended December 31, 2006 vs. 2005
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans:
One- to four-family	$(95)	$113	$18
Multi-family, commercial real estate, and land	211	50	261
Construction	(61)	41	(20)
Commercial business	92	39	131
Home Equity lines-of-credit	(84)	145	61
Other	1	2	3

Total loans	64	390	454
Securities	(155)	(122)	(277)
Interest-earning deposits	267	141	408

Total interest-earning assets	176	409	585

Interest-bearing liabilities:
Savings deposits	1	—	1
Money market/NOW accounts	(55)	81	26
Certificates of deposit	199	765	964

Total deposits	145	846	991
FHLB Advances	(37)	(15)	(52)

Total interest-bearing Liabilities	108	831	939

Change in net interest income	$68	$(422)	$(354)

Management of Market Risk

Our asset/liability management strategy attempts to manage the impact on net interest income, our primary source of earnings, of changes in interest rates.

Historically, we have relied on funding longer term higher interest-earning assets with shorter term lower interest-bearing deposits to earn a favorable net interest rate spread. As a result, we have been vulnerable to adverse changes in interest rates. Over the past several years, management has implemented an asset/liability strategy to manage, subject to our profitability goals, our interest rate risk. Among the techniques we use to manage interest rate risk are: (i) increasing our holdings of adjustable-rate one- to four-family residential mortgage loans; (ii) limiting our originations of long-term fixed-rate one- to four-family residential loans for portfolio; and (iii) expanding our multi-family, commercial real estate, commercial, and home equity loans as they generally reprice more quickly than residential mortgage loans. Management also employs strategies to lengthen the duration of our liabilities primarily through the promotion of longer-term certificates of deposit.

While this strategy has helped reduce our interest rate exposure, it does pose risks. For instance, the prepayment options embedded in adjustable-rate, one- to four-family residential mortgage loans which allows for early repayment at the borrower’s discretion may, in a rising rate environment, result in prepayment before the loan reaches the fully indexed rate. Conversely, in a falling interest rate environment, borrowers may refinance to fixed rate loans to lock in the then lower rates. In addition, multi-family, commercial and commercial real estate lending generally present higher credit risks than residential one- to four-family lending.

Our Board of Directors is responsible for the review and oversight of management’s asset/liability strategies. Our Asset/Liability Committee is charged with developing and implementing an asset/liability management plan. This committee meets monthly to review pricing and liquidity needs and assess our interest rate risk. We currently utilize the Office of Thrift Supervision net portfolio value model, which is prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates. In addition, on a monthly basis, the committee and the Board review an analysis of the gaps between the terms to repricing of our assets and liabilities at different time intervals as an early indicator of the potential impact a mismatch between interest-earning assets and interest-bearing liabilities may have on our net interest income.

Depending on market conditions, we often place more emphasis on enhancing net interest margin rather than matching the interest rate sensitivity of our assets and liabilities. In particular, we believe that the increased net interest income resulting from a mismatch in the maturity of our asset and liabilities portfolios can, during periods of stable or declining interest rates, provide high enough returns to justify increased exposure to sudden and unexpected increasing in interest rates. As a result of this philosophy, our results of operations and the economic value of our equity will remain vulnerable to increases in interest rates and to declines in the difference between long- and short-term interest rates.

An important measure of interest rate risk is the amount by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) changes in the event of a range of assumed changes in market interest rates. We have utilized the Office of Thrift Supervision net portfolio value model (“NPV”) to provide an analysis of estimated changes in our NPV under the assumed instantaneous changes in the United States treasury yield curve. The financial model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of the NPV. The following table is an analysis of the changes that would occur to our NPV as of December 31, 2006 in the event of designated changes in the United States treasury yield curve.

		Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)			NPV Ratio (4)	Change in Basis Points
		Amount	Percent
	(Dollars in thousands)
+300	$12,633	$(3,402)	(21)%	10.72%	(234)
+200	14,046	(1,989)	(12)	11.73	(133)
+100	15,182	(853)	(5)	12.51	(55)
0	16,035	—	—	13.06	—
-100	16,254	219	1	13.16	10
-200	16,428	393	2	13.23	17

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

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

Our cash flows are comprised of three primary classifications: (i) cash flows from operating activities, (ii) investing activities, and (iii) financing activities. Net cash flows from operating activities were ($52,000) for the year ended December 31, 2006. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from maturation and sales of securities. Net cash flows from investing activities were $2.3 million for the year ended December 31, 2006. Net cash from financing activities consisted primarily of activity in deposits, borrowings, and escrow accounts. Net cash flows from financing activities were $11.3 million for the year ended December 31, 2006. The changes in net cash flows from financing activities were primarily due to the proceeds from the offering.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At December 31, 2006, cash and short-term investments totaled $20.6 million. We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Chicago advances and other borrowings as sources of funds.

At December 31, 2006, we had no outstanding commitments to originate loans. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from December 31, 2006 totaled $53.5 million. Management believes, based on past experience, that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

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

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 10 of the notes to the financial statements.

For fiscal year 2006, we did not engage in any off-balance-sheet transactions other than loan origination commitments in the normal course of our lending activities.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123R, Share-Based Payment. As a result of the conversion, this statement would be effective for all employee awards granted, modified or settled after June 30, 2006. As of the effective date, compensation expense related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value as calculated under the original provisions of Statement 123. Adoption of this standard could materially impact the amount of compensation expense incurred for future years if Ben Franklin Financial, Inc. adopts a stock award program.

In May 2005, SFAS No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3, was issued. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. This statement is effective for fiscal years that begin after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the results of operations or financial condition of Ben Franklin Financial, Inc.

In February 2006, SFAS No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140, was issued. FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes, among other things, the accounting for certain derivatives embedded in other financial instruments. The primary objective of this Statement with respect to Statement 133: simplify accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminate the interim guidance in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets, which provides that beneficial interests in securitized financial assets are not subject to the provisions of Statement No. 133. The primary objective of this Statement with respect to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets Extinguishments of Liabilities, is to eliminate a restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. This statement is effective for fiscal years that begin after September 15, 2006. Management does not believe the adoption of SFAS No. 155 will have material impact on the results of operations or financial condition of Ben Franklin Financial, Inc.

In March 2006, FASB issued Statement 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FASB Statement 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assts and servicing liabilities at fair value. This statement is effective for fiscal years that begin after September 15, 2006. Management does not believe the adoption of SFAS 156 will have a material impact on the results of operations or financial condition of Ben Franklin Financial, Inc.

ITEM 7.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Ben Franklin Financial, Inc.

Arlington Heights, Illinois

We have audited the accompanying consolidated statements of financial condition of Ben Franklin Financial, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ben Franklin Financial, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Chizek and Company LLC

Oak Brook, Illinois

March 14, 2007

BEN FRANKLIN FINANCIAL, INC

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2006 and 2005

(Dollars in thousands)

	2006	2005
ASSETS
Cash and due from banks	$1,803	$1,718
Interest-bearing deposit accounts	6,653	1,121
Federal funds sold	12,150	4,200

Cash and cash equivalents	20,606	7,039
Securities available-for-sale	4,856	7,163
Loans receivable, net of allowance for loan losses of $508 and $509 at December 31, 2006 and 2005	90,574	89,982
Federal Home Loan Bank stock	1,337	2,077
Premises and equipment, net	597	658
Accrued interest receivable	534	489
Other assets	397	361

Total assets	$118,901	$107,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Demand-noninterest-bearing	$1,740	$1,609
Demand-interest-bearing	8,320	8,267
Savings	9,608	11,416
Money market	11,894	14,656
Certificates of deposit	68,631	60,212

Total deposits	100,193	96,160
Advances from Federal Home Loan Bank	2,000	2,000
Advances from borrowers for taxes and insurance	683	616
Other liabilities	320	659
Common stock in ESOP subject to contingent purchase obligation	11	—

Total liabilities	103,207	99,435
Stockholders’ equity
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding at December 31, 2006 – 1,983,750	20	—
Additional paid-in-capital	7,955	—
Retained earnings, substantially restricted	8,541	8,410
Unearned Employee Stock Ownership Plan (ESOP) shares	(767)	—
Accumulated other comprehensive loss	(44)	(79)
Reclassification of ESOP shares	(11)	—

Total equity	15,694	8,334

Total liabilities and stockholders’ equity	$118,901	$107,769

See accompanying notes to financial statements.

BEN FRANKLIN FINANCIAL, INC

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2006 and 2005

(Dollars in thousands except per share amounts)

	2006	2005
Interest and dividend income
Loans	$5,468		$5,014
Securities	304		581
Federal funds sold	380		140
Interest-bearing deposit accounts and other	197		29

	6,349		5,764

Interest expense
Deposits	3,195		2,204
Federal Home Loan Bank advances	93		145

	3,288		2,349

Net interest income	3,061		3,415
Provision (credit) for loan losses	(1)		17

Net interest income after provision for loan losses	3,062		3,398

Non-interest income
Service fee income	197		130
Gain on sale of loans	—		34
Other	42		32

	239		196

Non-interest expenses
Compensation and employee benefits	1,766		1,697
Occupancy expenses	516		563
Data processing services	288		248
Professional fees	157		115
Regulatory fees	74		99
Other	300		284

	3,101		3,006

Income before income taxes	200		588
Provision for income taxes	69		200

Net income	$131		$388

Earning per common share	$0.02	$	NA

NA = Not applicable

Earnings per share is calculated based on the period of time from the completion date of the initial public offering, October 18, 2006, through the period ended December 31, 2006. See note 10.

See accompanying notes to financial statements.

BEN FRANKLIN FINANCIAL, INC

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2006 and 2005

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Compre- hensive Income (Loss)	Amount Reclas- sified on ESOP Shares	Total	Compre- hensive Income (Loss)
Balance at January 1, 2005	$—	$—	$8,022	$—	$(11)	—	$8,011	—
Comprehensive income:
Net income	—	—	388	—	—	—	388	$388
Change in unrealized loss on securities available-for-sale, net of taxes	—	—	—	—	(65)	—	(65)	(65)

Total comprehensive income								$323

Balance at December 31, 2005	—	—	8,410	—	(76)	—	8,334
Comprehensive income-
Net income	—	—	131	—	—	—	131	$131
Issuance of common stock, net of offering costs of	$852	20	7,955	—	(778)	—	—	7,197
Earned ESOP shares	—	—	—	11	—	—	11
Change in unrealized loss on securities available-for-sale, net of taxes	—	—	—	—	32	—	32	32
Reclassification due to release and change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	(11)	(11)	—

Total comprehensive income								$163

Balance at December 31, 2006	$20	$7,955	$8,541	$(767)	$(44)	$(11)	$15,694

See accompanying notes to financial statements.

BEN FRANKLIN FINANCIAL, INC

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2006 and 2005

(Dollars in thousands)

	2006	2005
Cash flows from operating activities

Net income	$131	$388
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	134	171
ESOP expense	11	—
Amortization of premiums and discounts	39	50
Provision (credit) for loan losses	(1)	17
Loans originated for sale	(1,262)	(5,744)
Proceeds from the sale of loans	1,262	5,778
Gain on sale of loans	—	(34)
FHLB stock dividends	—	(262)
Changes in:
Deferred loan costs	72	105
Accrued interest receivable	(45)	(53)
Deferred income taxes	(86)	(268)
Other assets	32	285
Other liabilities	(339)	324

Net cash from operating activities	(52)	757

Cash flows from investing activities
Principal repayments on mortgage-backed securities	2,318	2,546
Net decrease in loans	12,184	3,980
Purchase of loans	(12,847)	(3,819)
Redemption of Federal Home Loan Bank stock	740	4,700
Capital expenditures	(73)	(39)

Net cash from investing activities	2,322	7,368

Cash flows from financing activities
Net increase (decrease) in deposits	4,033	(2,111)
Net change in advances from FHLB	—	(5,000)
Net change in advances from borrowers for taxes and insurance	67	84
Net proceeds from issuance of common stock	7,297	—
Distribution to capitalize Ben Franklin Financial, MHC	(100)	—

Net cash from financing activities	11,297	(7,027)

Net change in cash and cash equivalents	13,567	1,098

Cash and cash equivalents at beginning of year	7,039	5,941

Cash and cash equivalents at end of year	$20,606	$7,039

Supplemental disclosures of cash flow information
Interest paid	$3,330	$2,299
Income taxes paid	504	159

See accompanying notes to financial statements.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Table amounts in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation: The accompanying consolidated statements include the accounts of Ben Franklin Financial, Inc (“the Company”) and its wholly owned subsidiary Ben Franklin Bank of Illinois (“the Bank”). All significant intercompany transactions and balances are eliminated in consolidation.

The Company was organized on October 18, 2006 and is a majority-owned subsidiary of Ben Franklin Financial, MHC (“the MHC”). The financial statements do not include the transactions and balances of the MHC. The information as of and for the period ended December 31, 2006 includes the Company’s information beginning October 18, 2006. The information in this report at and for the year ended December 31, 2005 and the period prior to October 18, 2006 including the financial statements and related financial data, relates to the Bank only.

The Board of Directors of the Bank adopted a Plan of Reorganization and Stock Issuance (“the Plan”) to reorganize the Bank into the mutual holding company structure under which the MHC would become the federal mutual holding company parent of the Company, a federal corporation, which in turn would own 100% of the stock of the Bank. Concurrently with the reorganization, the Company offered and sold 892,688 shares of its common stock in a public offering (including 77,763 shares sold to its employee stock ownership plan) representing 45% of its shares outstanding after the offering. The MHC retained 1,091,062 shares representing 55% of the outstanding shares of common stock of the Company. The common stock was offered on a priority basis to eligible depositors. The MHC will continue to own at least a majority of the common stock of the Company as long as the MHC exists.

Costs incurred in connection with the common stock offering (approximately $852,000) were recorded as a reduction of the proceeds from the offering. Net proceeds from the common stock offering amount to approximately $8.1 million.

The Bank is a federally chartered stock savings bank and a member of the Federal Home Loan Bank (“FHLB”) system. The Bank maintains insurance on savings accounts with the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation.

Nature of Business: The Bank provides a full line of financial services to customers in the Cook County, Illinois area. Ben Franklin Bank of Illinois grants residential and consumer loans, substantially all of which are secured by specific items of collateral, including residences and consumer assets.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with U.S. generally accepted accounting principals and general practices within the thrift industry requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period, and future results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change

Loans Held For Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors on an individual loan by loan basis. Sales in the secondary market are recognized when full acceptance and funding has been received. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Loans are sold with limited recourse consisting of customary representations and

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Table amounts in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

warranties. Mortgage loans held for sale are generally sold with servicing rights released. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income on mortgage and installment loans is recognized over the term of the loans based on the principal balance outstanding. Loan origination fees, net of certain direct loan origination costs, are deferred. The net deferred fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans.

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest receivable on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Securities: Securities are classified as held-to-maturity when the Bank has the positive intent and ability to hold those securities to maturity. Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities are classified as available-for-sale when the Bank may decide to sell those securities for changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons. They are carried at fair value. Unrealized gains and losses on securities available-for-sale are charged or credited to a valuation allowance, which is included as a separate component of equity.

Interest income is recognized under the interest method and includes amortization of purchase premiums and discounts.

Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the Bank’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowing and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security. Because the stock is viewed as a long term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividend are reported as income.

Premises and Equipment: Premises and equipment are stated at cost less accumulated depreciation. Buildings are depreciated using the straight-line method with useful lives of approximately 30 years.

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Table amounts in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Leasehold improvements are amortized on a straight-line basis over the estimated useful lives of the improvements or the remaining term of the leases, whichever is shorter. The Bank is currently amortizing leasehold improvements over approximately 10 years. Furniture and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 7 years. The cost and accumulated depreciation of assets retired or sold are eliminated from the financial statements, and the gain or loss on disposition is credited or charged to operations when incurred.

Servicing Rights: Servicing rights represent the allocated value of servicing rights retained on loans sold. Servicing assets are expensed in proportion to and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to loan type and investor. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance, to the extent that fair value is less than the capitalized amount for a grouping.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Other Real Estate Owned: Real estate acquired through foreclosure and similar proceedings is carried at fair value less estimated costs to sell. Losses on disposition, including expenses incurred in connection with the disposition, are charged to operations.

Employee Stock Ownership Plan: The cost of shares issued to the employee stock ownership plan (“ESOP”) but not yet allocated to participants is presented in the consolidated statement of financial condition as a reduction of stockholders’ equity. Compensation expense is recorded based on the market price of the shares as they are committed to be released for allocation to participant accounts. Because participants may require the Company to purchase their ESOP shares upon termination of their employment, the appraised fair value of all earned and allocated ESOP shares is reclassified from stockholders’ equity.

Income Taxes: The provision for income taxes is based on an asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

Allowance for Loans Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Loan losses are charged to the allowance when management believes that the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience; the nature and volume of the portfolio; information about specific borrower situations; and estimated collateral values, economic conditions, and other factors.

Allocation of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Table amounts in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A loan is impaired when full payment under the terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Cash Flow: Cash and cash equivalents include cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for loan and deposit transactions.

Earnings Per Share: Basic earnings per share is based on net income divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released ESOP shares. Diluted earnings per share shows the dilutive effect, if any, of additional common shares issuable under stock options. The Company has no common stock equivalents; consequently, basic and diluted earnings per share are the same. There were no common shares outstanding prior to October 18, 2006.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Credit losses associated with off-balance sheet commitments are reflected as a liability and are based on estimated collateral values, economic conditions, and other factors. Such financial instruments are recorded when they are funded.

Loan commitment fees received for a commitment to originate or purchase a loan are deferred and, if the commitment is exercised, recognized over the life of the loan as an adjustment of yield or, if the commitment expires unexercised, recognized in income upon expiration of the commitment.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, net of tax, which are also recognized as separate components of stockholders’ equity.

New Accounting Standards: In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement 123R, Share-Based Payment. As a result of the conversion, this statement would be effective for all employee awards granted, modified or settled after June 30, 2006. As of the effective date, compensation expense related to the nonvested portion of awards outstanding as of that date would be based on the grant-date fair value as calculated under the original provisions of Statement 123.

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Table amounts in thousands)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of this standard could materially impact the amount of compensation expense incurred for future years if the Company adopts a stock award program.

In May 2005, SFAS No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3, was issued. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. This Statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. This statement is effective for fiscal years that begin after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the results of operations or financial condition of the Company.

In February 2006, SFAS No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140, was issued. FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, establishes, among other things, the accounting for certain derivatives embedded in other financial instruments. The primary objective of this Statement with respect to Statement 133; simplify accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminate the interim guidance in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interest in Securitized Financial Assets, which provides that beneficial interests in securitized financial assets are not subject to the provisions of Statement No. 133. The primary objective of this Statement with respect to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets Extinguishments of Liabilities, is to eliminate a restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. This statement is effective for fiscal years that begin after September 15, 2006. Management does not believe the adoption of SFAS No. 155 will have material impact on the results of operations or financial condition of the Company.

In March 2006, FASB issued Statement 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. FASB Statement 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. This statement is effective for fiscal years that begin after September 15, 2006. Management does not believe the adoption of SFAS 156 will have a material impact on the results of operations or financial condition of the Company.

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Table amounts in thousands)

NOTE 2 - SECURITIES AVAILABLE-FOR-SALE

The fair value of securities available-for-sale (consisting of mortgage backed securities) and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2006
FNMA	$3,326	$1	$(55)
FHLMC	486	—	(17)
GNMA	1,044	1	(2)

Total	$4,856	$2	$(74)

December 31, 2005
FNMA	$4,253	$—	$(85)
FHLMC	1,103	—	(29)
GNMA	1,807	2	(10)

Total	$7,163	$2	$(124)

There were no sales of securities available-for-sale during the years ended December 31, 2006 and 2005.

Securities available-for-sale with unrealized losses as of December 31, 2006 and 2005 not recognized in income are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2006
FNMA	$—	$—	$3,104	$(55)	$3,104	$(55)
FHLMC	—	—	486	(17)	486	(17)
GNMA	385	(1)	256	(1)	641	(2)

Total temporarily impaired	$385	$(1)	$3,846	$(73)	$4,231	$(74)

2005
FNMA	$1,067	$(15)	$3,092	$(70)	$4,159	$(85)
FHLMC	—	—	1,103	(29)	1,103	(29)
GNMA	642	(6)	445	(4)	1,087	(10)

Total temporarily impaired	$1,709	$(21)	$4,640	$(103)	$6,349	$(124)

The unrealized losses have not been recognized into income because the issuers’ securities are of high credit quality (rated AA or higher), management has the intent and ability to hold for the foreseeable

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Table amounts in thousands)

NOTE 2 - SECURITIES AVAILABLE-FOR-SALE (Continued)

future, and the decline in fair value is largely due to changes in market interest rates. The fair value is expected to recover as the securities approach their maturity dates and/or market rates decline.

NOTE 3 - LOANS RECEIVABLE

Loans receivable at December 31 are summarized as follows:

	2006	2005
First mortgage loans
Secured by one-to-four-family residences	$49,689	$48,820
Secured by multi-family residences	13,205	15,219
Secured by commercial real estate	13,390	12,504
Secured by land	1,074	691
Construction loans	4,821	5,259

Total first mortgage loans	82,179	82,493

Consumer and other loans
Home equity line of credit	6,794	8,263
Commercial loans	4,052	1,748
Other consumer loans	131	104

Total consumer and other loans	10,977	10,115
Premiums and net deferred loan origination costs	52	70
Loans in process	(2,126)	(2,187)
Allowance for loan losses	(508)	(509)

	$90,574	$89,982

Loans serviced for others total approximately $1,827,000 and $3,700,000 at December 31, 2006 and 2005, respectively.

As of December 31, 2006 and 2005 there were no loans outstanding to principal officers, directors and other affiliates.

Activity in the allowance for loan losses is as follows:

	2006	2005
Balance at beginning of year	$509	$492
Provision (credit) for loan losses	(1)	17
Loans charged off	—	—
Recoveries of loans previously charged off	—	—

	$508	$509

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Table amounts in thousands)

NOTE 3 - LOANS RECEIVABLE (Continued)

Individually impaired loans are as follows:

	2006	2005
Loans without allocated allowance for loan loss	$707	$—
Loans with allocated allowance for loan loss	—	—

Total	$707	$—

Average of individually impaired loans during the year	$59	$—
Interest income recognized during impairment	—	—
Cash basis interest income recognized during impairment	—	—

Nonperforming loans were as follows:
	2006	2005
Loans past due over 90 days still on accrual	$—	$—
Non-accrual loans	707	—

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

	2006	2005
Land	$225	$225
Building	318	318
Construction in progress	50	—
Furniture and fixtures	882	859

	1,475	1,402
Accumulated depreciation	(878)	(744)

	$597	$658

During the year ended December 31, 2006, the Bank began the process to develop a new leased space for its main office within the existing strip mall location. At December 31, 2006 $50,000 of total costs had been incurred and the estimated cost of completion including furniture and equipment is approximately $880,000.

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Table amounts in thousands)

NOTE 5 - DEPOSITS

Deposit accounts with balances greater than $100,000 totaled approximately $15,185,000 and $13,497,000 at December 31, 2006 and 2005, respectively. Deposits greater than $100,000 are not insured.

The scheduled maturities of certificates of deposit are as follows at December 31:

2007	$53,475
2008	13,010
2009	1,873
2010	247
2011	26

$68,631

Interest expense on deposits is summarized as follows at December 31:

	2006	2005
Demand-interest-bearing	$92	$72
Money market	256	250
Savings	104	103
Certificates of deposit	2,743	1,779

	$3,195	$2,204

Deposits from principal officers, directors and other affiliates total approximately $216,000 and $343,000 at December 31, 2006 and 2005, respectively.

NOTE 6 - ADVANCES FROM FHLB

Advances from the FHLB of Chicago are summarized as follows:

				December 31
Maturity Date	Type	Call Date	Interest Rate	2006	2005
March 22, 2010	Fixed Rate	N/A	4.58%	$2,000	$2,000

The Bank has adopted a collateral pledge agreement whereby the Bank has agreed to keep on hand, free of all other pledges, liens, and encumbrances, first mortgages with unpaid principal balances aggregating no less than 133% of the outstanding secured advances from the FHLB. All FHLB stock is also pledged to secure these advances.

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Table amounts in thousands)

NOTE 7 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital as defined in the regulations to risk-weighted assets as defined and of Tier I capital to adjusted assets as defined. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. The Bank was categorized as well capitalized at December 31, 2006 and 2005. There are no conditions or events since that notification that management believes have changed the institution’s category.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If undercapitalized, asset growth and expansion are limited and plans for capital restoration are required.

The following is a reconciliation of the Bank’s capital under U.S. generally accepted accounting principals to regulatory capital at December 31:

	2006	2005
Total GAAP capital	$12,008	$8,334
Deferred tax asset limitation	(179)	(126)
Unrealized loss on securities available-for-sale	44	76

Tier I capital	11,873	8,284
Allowance for loan losses	508	509

Total regulatory capital	$12,381	$8,793

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Table amounts in thousands)

NOTE 7 - REGULATORY MATTERS (Continued)

At year end, actual capital levels and minimum required levels for the Bank were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006
Total capital (to risk-weighted assets)	$12,381	16.2%	$6,120	8.0%	$7,650	10.0%
Tier 1 (core) capital (to risk-weighted assets)	11,873	15.5	3,060	4.0	4,590	6.0
Tier 1 (core) capital (to adjusted total assets)	11,873	10.0	4,752	4.0	5,940	5.0

December 31, 2005
Total capital (to risk-weighted assets)	$8,793	11.7%	$6,038	8.0%	$7,548	10.0%
Tier 1 (core) capital (to risk-weighted assets)	8,284	11.0	3,019	4.0	4,529	6.0
Tier 1 (core) capital (to adjusted total assets)	8,284	7.7	4,310	4.0	5,388	5.0

NOTE 8 - EMPLOYEE BENEFITS

The Bank maintains a Savings Incentive Matching Plan for Employees (SIMPLE) covering substantially all employees. Participants may elect to make tax-deferred contributions to the plan up to $10,000 per calendar year. Annually, the Bank makes dollar-for-dollar matching contributions based on amounts contributed by participants up to a maximum of 3% of compensation per participant. The Bank made contributions totaling $22,000 and $23,000 during 2006 and 2005, respectively. With the reorganization of the Bank and implementation of the ESOP, the Bank terminated the plan at December 31, 2006.

On October 18, 2006, the Company adopted an employee stock ownership plan (“the ESOP”) for the benefit of substantially all employees. The ESOP borrowed $778,000 from the Company and used those funds to acquire 77,763 shares of the Company’s stock in connection with the reorganization at a price of $10.00 per share.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on ESOP assets. Annual principal and interest payments of approximately $92,000 are to be made by the ESOP.

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Table amounts in thousands)

NOTE 8 - EMPLOYEE BENEFITS (Continued)

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce accrued interest. Because participants may require the Company to purchase their ESOP shares upon termination of their employment, the fair value of all earned and allocated ESOP shares may become a liability.

The ESOP has a plan year end of December 31. Expense related to the ESOP was $11,000 for the year-ended December 31, 2006

Shares held by the ESOP at December 31, 2006 were as follows:

Allocated shares	1,037
Unearned ESOP shares	76,726

Total ESOP shares	77,763

Fair value of unearned ESOP shares	$829,000

Fair value of allocated shares subject to repurchase obligation	$11,200

NOTE 9 - INCOME TAXES

The provision for income taxes consists of the following at December 31:

	2006	2005
Current	$155	$468
Deferred	(86)	(268)

	$69	$200

The income tax provision differs from the amounts determined by applying the statutory U.S. federal income tax rate as a result of the following items at December 31:

	2006		2005
	Amount	Percent	Amount	Percent
Income tax provision computed at the statutory rate	$68	34.0%	$200	34.0%
State tax and other	1.3		—	—

	$69	34.3%	$200	$34.0%

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Table amounts in thousands)

NOTE 9 - INCOME TAXES (Continued)

The net deferred tax asset consists of the following at December 31:

	2006	2005
Deferred tax assets
Accumulated depreciation	$108	$86
Bad debts	197	197
Deferred loan fees	25	20
Net operating loss carryforwards	64	79
Unrealized loss on securities available-for-sale	28	39
ESOP	4	—
Deferred tax liabilities
FHLB stock dividends and other	(129)	(199)

Net asset	$297	$222

State net operating losses of approximately $1,300,000 are being carried forward and will be available to reduce future taxable income. These carryforwards expire through 2021. Based on projections of future taxable income, management believes that it is more likely than not that the deferred tax asset will be fully realized.

NOTE 10 - EARNINGS PER SHARE

Amounts reported in earnings per share reflect earnings available to common stockholders’ for the period divided by the weighted average number of shares of common stock outstanding during the year. The Company did not issue shares of common stock until October 18, 2006. Therefore, earnings per share reported for the year ended December 31, 2006 reflects income only for the period during which shares were outstanding.

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for 2006:

Net income available to common stockholders	$37,000
Weighted average common shares outstanding	$1,983,750
Basic and diluted earnings per share	$0.02

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Table amounts in thousands)

NOTE 11 - COMMITMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE- SHEET RISK

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to make loans and fund unused lines of credit and loans in process. The Bank’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of these instruments. The Bank follows the same credit policy to make such commitments as is followed for those loans recorded on the statement of financial condition. These financial instruments are summarized as follows:

	Contractual Amount December 31
	2006	2005
Financial instruments whose contract amounts represent credit risk
Unused lines of credit	$10,213	$13,937
Commitments to make loans	—	3,145

The contractual amount of fixed rate commitments to make loans at December 31, 2006 and 2005 were $0 and $1,422,000 respectively. Commitments to make loans are generally made for 60 days or less. Financial instruments that potentially subject the Bank to concentrations of credit risk include deposit accounts in other financial institutions. At December 31, 2006, the Bank had interest-bearing deposits amounting to $6,313,000 with the Federal Home Loan Bank of Chicago and non-interest-bearing deposits of $1,546,000 with JP Morgan Chase. The Bank also had federal funds sold to JP Morgan Chase of $12,150,000. At December 31, 2005, the Bank had interest-bearing deposits amounting to $799,000 with the Federal Home Loan Bank of Chicago and non-interest-bearing deposits of $1,378,000 with JP Morgan Chase. The Bank also had federal funds sold to JP Morgan Chase of $4,200,000.

The Bank currently leases its main bank facility under a noncancelable one-year operating lease. The Bank has entered into a fifteen year noncancelable operating lease for the space being developed for its main office which becomes effective upon completion of construction in 2007. The Bank currently leases its branch facility under a noncancelable five-year operating lease that matures on November 30, 2009. Minimum rental commitments under the leases are as follows as of December 31, 2006:

2007	$178
2008	236
2009	239
2010	167
2011	167
After 2011	1,795
$2,782

Rent expense for the years ended December 31, 2006 and 2005 was approximately $161,000 and $155,000, respectively.

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Table amounts in thousands)

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of the Bank’s financial instruments are as follows:

	December 31, 2006		December 31, 2005
	Approximate Carrying Value	Estimated Fair Value	Approximate Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$20,606	$20,606	$7,039	$7,039
Securities available-for-sale	4,856	4,856	7,163	7,163
Loans receivable, net	90,574	90,632	89,982	89,211
FHLB stock	1,337	1,337	2,077	2,077
Accrued interest receivable	534	534	489	489

Financial liabilities
Demand, money market, and savings	$(31,562)	$(31,562)	$(35,948)	$(35,948)
Certificates of deposits	(68,631)	(68,261)	(60,212)	(59,643)
FHLB advances	(2,000)	(1,971)	(2,000)	(1,976)
Accrued interest payable	(91)	(91)	(119)	(119)

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The methods and assumptions used to determine fair values for each class of financial instrument are presented below.

The estimated fair value for cash and cash equivalents; FHLB stock; accrued interest receivable; demand, money market, and savings deposits; and accrued interest payable are considered to approximate their carrying values. The estimated fair values for securities available-for-sale are based on quoted market values for the individual securities or for equivalent securities. The estimated fair value for loans is based on estimates of the rates the Bank would charge for similar loans at December 31, 2006 and 2005, applied for the time period until estimated payment. The estimated fair value of certificates of deposit is based on estimates of the rate the Bank would pay on such deposits at December 31, 2006 and 2005, applied for the time period until maturity. The fair value of FHLB advances is based on current rates for similar financing. Loan commitments are not included in the table above as their estimated fair value is immaterial.

While the above estimates are based on management’s judgment of the most appropriate factors, there is no assurance that were the Bank to have disposed of these items on December 31, 2006 and 2005, the fair values would have been achieved, because the market value may differ depending on the circumstances. The estimated fair values at December 31, 2006 and 2005 should not necessarily be considered to apply at subsequent dates.

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Table amounts in thousands)

NOTE 13 - COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

	December 31
	2006	2005
Unrealized holding gains and losses on securities available-for-sale	$50	$(99)
Less reclassification adjustments for gains and losses recognized in income	—	—

	50	(99)
Tax effect	18	(34)

Other comprehensive income (loss)	$32	$(65)

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Table amounts in thousands)

NOTE 14 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

CONDENSED BALANCE SHEET

December 31, 2006

ASSETS
Cash and cash equivalents	$2,909
Investment in bank subsidiary	12,008
ESOP loan	778
Other assets	17

Total assets	$15,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities	$7
Stockholders’ equity	15,705

Total liabilities and stockholders’ equity	$15,712

CONDENSED STATEMENT OF INCOME

Period from October 18, 2006 through December 31, 2006

Income
Interest on ESOP loan	$14
Other income	5

Total income	19

Expense
Other expense	1

Income before income tax benefit and undistributed subsidiary loss	18
Provision for income tax	7
Equity in undistributed subsidiary income	120

Net income	$131

(Continued)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Table amounts in thousands)

CONDENSED STATEMENT OF CASH FLOWS

Period from October 18, 2006 through December 31, 2006

Cash flows from operating activities
Net income	$131
Adjustments:
ESOP expense	11
Equity in undistributed subsidiary income	(120)
Change in other assets	(17)
Change in other liabilities	7

Net cash from operating activities	12

Cash flows from investing activities
Initial investment in bank subsidiary	(4,300)
ESOP loan origination	(778)

Net cash from investing activities	(5,078)

Cash flows from financing activities
Issuance of common stock, net of offering costs	8,075
Distribution to capitalize Ben Franklin Financial MHC	(100)

Net cash from financing activities	7,975

Net change in cash and cash equivalents	2,909
Beginning cash and cash equivalents	—

Ending cash and cash equivalents	$2,909

(Continued)

ITEM 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 8A.	Controls and Procedures

We have adopted disclosure controls and procedures designed to facilitate our financial reporting. The disclosure controls currently consist of communications among the Chief Executive Officer, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to our operations. Our disclosure controls also contain certain elements of our internal controls adopted in connection with applicable accounting and regulatory guidelines. Finally, the Chief Executive Officer, Chief Financial Officer, the Audit Committee and our independent registered public accounting firm also meet on a quarterly basis and discuss the our material accounting policies. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these interim disclosure controls as of the end of the period covered by this report and found them to be adequate.

We maintain internal control over financial reporting. There have not been any significant changes in such internal control over the financial reporting in the last quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	Other Information

None.

PART III

ITEM 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Ben Franklin Financial, Inc. has adopted a Code of Ethics that applies to Ben Franklin Financial, Inc.’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is filed as Exhibit 14 to this Form 10-KSB. A copy of the Code will be furnished without charge upon written request to the Secretary, Ben Franklin Financial, Inc., 14 North Dryden Place, Arlington Heights, Illinois 60004.

Information concerning Directors and executive officers of Ben Franklin Financial, Inc. is incorporated herein by reference from our definitive Proxy Statement (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.”

ITEM 10.	Executive Compensation

Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal I — Election of Directors.”

ITEM 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Voting Securities and Principal Holders Thereof” and “Proposal I — Election of Directors.”

ITEM 12.	Certain Relationships and Related Transactions, and Director Independence

Information concerning relationships and transactions is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Transactions with Certain Related Persons.”

ITEM 13.	Exhibits

3.1	Charter of Ben Franklin Financial, Inc.*
3.2	Bylaws of Ben Franklin Financial, Inc.*
4	Form of Common Stock Certificate of Ben Franklin Financial, Inc.*
10.1	Employee Stock Ownership Plan*
10.2	Form of Employment Agreement with C. Steven Sjogren*
10.3	Form of Employment Agreement with Glen A. Miller*
10.4	Form of Employment Agreement with Robin L. Jenkins*
10.5	Form of Employment Agreement with Angie Plesiotis*
14	Code of Ethics
21	Subsidiaries of Registrant*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form SB-2 of Ben Franklin Financial, Inc. (File No. 333-135562), originally filed with the Securities and Exchange Commission on June 30, 2006, as amended.

ITEM 14.	Principal Accountant Fees and Services

Information concerning principal accountant fees and services is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal II-Ratification of Appointment of Independent Registered Public Accounting Firm.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEN FRANKLIN FINANCIAL, INC.

Date: March 29, 2007	By:	/s/ C. Steven Sjogren
C. Steven Sjogren
Chairman of the Board, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ C. Steven Sjogren C. Steven Sjogren	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 29, 2007

/s/ Glen A. Miller Glen A. Miller	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2007

/s/ Robert E. DeCelles	Director	March 29, 2007
Robert E. DeCelles

/s/ Bernadine V. Dziedzic	Director	March 29, 2007
Bernadine V. Dziedzic

/s/ John R. Perkins	Director	March 29, 2007
John R. Perkins

/s/ Nicholas J. Raino	Director	March 29, 2007
Nicholas J. Raino

/s/ James M. Reninger	Director	March 29, 2007
James M. Reninger