Form 10QSB
period 2007-03-31
Ben Franklin Financial, Inc.
filed 2007-05-11
CIK 1366925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

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

Check whether the registrant (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of outstanding shares of common stock as of May 11, 2007: 1,983,750 shares

Transitional Small Business Disclosure format (check one)    Yes  ☐    No  ☒

BEN FRANKLIN FINANCIAL, INC.

INDEX

The information in this report at or for the period ended March 31, 2006 relates to Ben Franklin Bank of Illinois only.

PART I – Financial Information

Item 1.	Financial Statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share data)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Cash and due from banks	$826	$1,803
Interest-bearing deposit accounts	4,614	6,653
Federal funds sold	4,465	12,150

Cash and cash equivalents	9,905	20,606
Securities available-for-sale	4,609	4,856
Loans, net of allowance for loan losses of $513 at March 31, 2007 and $508 at December 31, 2006	96,530	90,574
Federal Home Loan Bank stock	1,337	1,337
Premises and equipment, net	575	597
Accrued interest receivable	571	534
Other assets	494	397

Total assets	$114,021	$118,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Demand-noninterest-bearing deposits	$1,908	$1,740
Demand-interest-bearing deposits	6,942	8,320
Savings deposits	8,674	9,608
Money Market deposits	10,436	11,894
Certificates of deposit	67,518	68,631

Total deposits	95,478	100,193
Advances from Federal Home Loan Bank	2,000	2,000
Advances from borrowers for taxes and insurance	543	683
Other liabilities	262	320
Common stock in ESOP subject to contingent purchase obligation	22	11

Total liabilities	98,305	103,207

Stockholders’ equity
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding at March 31, 2007 and December 31, 2006 – 1,983,750	20	20
Additional paid-in-capital	7,954	7,955
Retained earnings, substantially restricted	8,549	8,541
Unearned Employee Stock Ownership Plan (ESOP) shares	(754)	(767)
Accumulated other comprehensive loss	(31)	(44)
Reclassification of ESOP shares	(22)	(11)

Total equity	15,716	15,694

Total liabilities and equity	$114,021	$118,901

See accompanying notes to financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Interest and dividend income
Loans	$1,391	$1,338
Securities	67	84
Federal funds sold	123	53
Interest-bearing deposit accounts and other	95	14

	1,676	1,489
Interest expense
Deposits	891	689
Federal Home Loan Bank advances	23	23

	914	712

Net interest income	762	777

Provision for loan losses	5	1

Net interest income after provision for loan losses	757	776

Noninterest income
Service fee income	39	37
Other	6	6

	45	43
Noninterest expense
Compensation and employee benefits	450	438
Occupancy expenses	124	134
Data processing services	58	61
Professional fees	66	28
Regulatory fees	15	24
Other	79	61

	792	746

Income before income taxes	10	73

Provision for income taxes	2	25

Net income	$8	$48

Earnings per common share	$0.00	N/A

N/A	= Not applicable

Earnings per share is not applicable for the period ended March 31, 2006 since there were no shares outstanding prior to the initial public offering on October 18, 2006

See accompanying notes to financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2007 and 2006 – (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Amount Reclassified on ESOP Shares	Total	Comprehensive Income (Loss)
Balance at January 1, 2006	$—	$—	$8,410	$—	$(76)	—	$8,334	—
Comprehensive income:
Net income	—	—	48	—	—	—	48	$48
Change in unrealized loss on securities available-for-sale, net of taxes	—	—	—	—	(26)	—	(26)	(26)

Total comprehensive income								$22

Balance at March 31, 2006	$—	$—	$8,458	$—	$(102)	$—	$8,356

Balance at January 1, 2007	$20	$7,955	$8,541	$(767)	$(44)	$(11)	$15,694	—
Comprehensive income-
Net income	—	—	8	—	—	—	8	$8
Earned ESOP shares	—	1	—	13	—	—	14
Additional offering costs	—	(2)	—	—	—	—	(2)
Change in unrealized loss on securities available-for-sale, net of deferred income taxes	—	—	—	—	13	—	13	13
Reclassification due to release and change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	(11)	(11)	—

Total comprehensive income								$21

Balance at March 31, 2007	$20	$7,954	$8,549	$(754)	$(31)	$(22)	$15,716

See accompanying notes to financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities
Net income	$8	$48
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	28	38
ESOP expense	14	—
Amortization of premiums and discounts	4	13
Provision for loan losses	5	1
Loans originated for sale	—	(1,228)
Proceeds from the sale of loans	—	1,228
Changes in:
Deferred loan costs	21	25
Accrued interest receivable	(37)	(24)
Other assets	(104)	(5)
Other liabilities	(58)	(383)

Net cash from operating activities	(119)	(287)

Cash flows from investing activities
Principal repayments on mortgage-backed securities	262	447
Net (increase) decrease in loans	303	(1,142)
Purchase of loans	(6,284)	—
Purchase of premise and equipment	(6)	(16)

Net cash from investing activities	(5,725)	(711)

Cash flows from financing activities
Net increase (decrease) in deposits	(4,715)	3,080
Additional offering costs	(2)	—
Net change in advances from borrowers for taxes and insurance	(140)	(241)

Net cash from financing activities	(4,857)	2,839

Net change in cash and cash equivalents	(10,701)	1,841

Cash and cash equivalents at beginning of year	20,606	7,039

Cash and cash equivalents at end of period	$9,905	$8,880

Supplemental disclosures of cash flow information
Interest paid	$905	$746
Income taxes paid	15	368

See accompanying notes to financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Financial Statement Presentation

The accompanying consolidated financial statements of Ben Franklin Financial, Inc. (the “Company”) and its wholly owned subsidiary Ben Franklin Bank of Illinois (the “Bank”) have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly they do not include all of the information and footnotes required for complete financial statements. All significant intercompany transactions are eliminated in consolidation. In the opinion of the Company’s management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. Interim results are not necessarily indicative of results for a full year.

In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in preparation of the financial statements, refer to the Company’s 2006 Annual Report on Form 10-KSB.

The Bank is a federally chartered stock savings bank and a member of the Federal Home Loan Bank (“FHLB”) system. The Bank maintains insurance on savings accounts with the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation.

Note 2 – Adoption of Plan of Reorganization and Stock Issuance

The Board of Directors of the Bank adopted a Plan of Reorganization and Stock Issuance (the “Plan”) to reorganize the Bank into the mutual holding company structure under which Ben Franklin Financial, MHC (the “MHC”), would become the federal mutual holding company parent of Ben Franklin Financial, Inc., a federal corporation, which in turn would own 100% of the stock of the Bank. Concurrently with the reorganization, the Company offered and sold 892,688 shares of its common stock in a public offering (including 77,763 shares sold to its employee stock ownership plan) representing 45% of its shares outstanding after the offering. The MHC retained 1,091,062 shares representing 55% of the outstanding shares of common stock of the Company. The common stock was offered on a priority basis to eligible depositors. The MHC will continue to own at least a majority of the common stock of the Company as long as the MHC exists.

Costs incurred in connections with the offering (approximately $854,000) were recorded as a reduction of the proceeds from the offering. Net proceeds from the common stock offering were approximately $8.1 million.

Notes 3 – Stock Based Compensation

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

The ESOP has a plan year end of December 31. Expense related to the ESOP was $14,000 for the quarter-ended March 31, 2007.

Shares held by the ESOP at March 31, 2007 were as follows:

Shares committed to be released	2,074
Unearned ESOP shares	75,689

Total ESOP shares	77,763

Fair value of unearned ESOP shares	$817,300

Fair value of allocated shares subject to repurchase obligation	$21,800

Note 4 – Earnings Per Share

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for 2007:

Net income available to common stockholders	$8,000
Weighted average common shares outstanding	$1,907,024
Basic and diluted earnings per share	$0.00

Note 5 – New Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standard No. 155 (Statement 155), “Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140”. Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, establishes, among other things, the accounting for certain derivatives embedded in other financial instruments. The primary objectives of Statement 155 with respect to Statement 133 are to: simplify accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminate the interim guidance in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests in securitized financial assets are not subject to the provisions of Statement 133. The primary objective of Statement 155 with respect to Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, is to eliminate a restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. Statement 155 is effective for fiscal years that begin after September 15, 2006. The adoption of Statement 155 did not have a material impact on the results of operations or financial condition of the Company.

In March 2006, Statement 156, “Accounting for Servicing of Financial Assets, an amendment of Statement No. 140”, was issued. Statement 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. Statement 156 amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. This Statement is effective for fiscal years that begin after September 15, 2006. Adoption of Statement 156 did not have a material impact on the results of operations or financial condition of the Company.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption did not have a material impact on the results of operations or financial condition of the Company.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Illinois. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007.

In September 2006, Statement.157, “Fair Value Measurements”, was issued. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this Statement simplifies and codifies related guidance within GAAP. This Statement applies under other accounting pronouncements that require or permit fair value measurements, except this Statement does not apply under accounting pronouncements that address share-based payment transactions: Statement 123 (revised 2004), “Share-Based Payment”, and its related interpretive accounting pronouncements that address share-based payment transactions. Statement 157 does not eliminate the practicability exceptions to fair value measurements in accounting pronouncements within the scope of this Statement. The Company must adopt Statement 157 by January 1, 2008. Management does not believe the adoption of Statement 157 will have a material impact on the results of operations or financial condition of the Company.

In February 2007, Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, was issued. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement shall be effective for the Company as of January 1, 2008. Management is in the process of evaluating the impact of this statement on its financial condition and results of operations.

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Ben Franklin Financial, Inc. (“the Company”) completed its initial public offering on October 18, 2006 and consequently, the information herein at and for the periods ending on March 31, 2006 does not contain any per share information.

Forward-Looking Statements

This quarterly report on Form 10-QSB may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements, in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of management. Words such as “expects,” “believes,” “should,” “plans,” “anticipates,” “will,” “potential,” “could,” “intend,” “may,” “outlook,” “predict,” “project,” “would,” “estimates,” “assumes,” “likely,” and variations of such similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include, but are not limited to: statements of our goals, intentions, and expectations; statements regarding our business plans and prospects and growth and operating strategies; statements regarding the asset quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits. For this presentation, the Company and its subsidiary claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

Factors that could cause future results to vary from current management expectations include, but are not limited to: our ability to manage the risk from our multi-family, commercial real estate, and auto lending; significantly increased competition among depository and other financial institutions; our ability to execute our plan to grow our assets on a profitable basis; our ability to execute on a favorable basis any plan we may have to acquire other institutions or branches or establish new offices; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments and inflation; general economic conditions, either nationally or in our market area; adverse changes in the securities and national and local real estate markets (including real estate values); legislative or regulatory changes that adversely affect our business; our ability to enter new markets successfully and take advantage of growth opportunities; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting bodies; and changes in our organization, compensation and benefit plans; and other factors discussed elsewhere in this report and set forth under Risk Factors in our Registration Statement on Form SB-2. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

General

Ben Franklin Bank of Illinois (“the Bank”) is a federally chartered savings bank headquartered in Arlington Heights, Illinois. Ben Franklin Bank of Illinois was originally founded in 1893 as a building and loan association. We conduct our business from our main office and two branch offices. All of our offices are located in the northwestern corridor of the Chicago metropolitan area.

Our principal business activity is the origination and purchase of mortgage loans secured by one- to four-family residential real estate. We also invest in commercial real estate, multi-family, construction, land, home equity and auto loans. The Bank offers a variety of deposit accounts, including checking, money market, savings, and certificates of deposit, and it emphasizes personal and efficient service for its customers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of Chicago advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, and net income. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our primary focus is to develop and build profitable customer relationships across all lines of business while maintaining our role as a community bank.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities (including mortgage-backed and other securities) and other interest-earning assets primarily interest-earning deposits, and the interest paid on our interest-bearing liabilities, consisting primarily of savings and transaction accounts, certificates of deposit, and Federal Home Loan Bank of Chicago advances. Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of deposit and loan origination services for other financial institutions, gains and losses on the sale of loans and securities and miscellaneous other income. Non-interest expense consists primarily of compensation and employee benefits, occupancy and equipment expenses, data processing, professional fees, and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Critical Accounting Policies

Certain of our accounting policies are important to the reporting of our financial results, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in performance of the economy and changes in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and accounting for deferred income taxes.

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Assets. Total assets at March 31, 2007 were $114.0 million compared to $118.9 million at December 31, 2006, a decrease of $4.9 million or 4.1%. This decrease reflects a decrease in cash and cash equivalents of $10.7 million used to fund our loan portfolio, which increased $6.0 million, and to fund the decrease in our deposit accounts of $4.7 million.

For the first three months of 2007, loan balances increased $6.0 million to $96.5 million compared to $90.6 million at December 31, 2006. During the quarter, management entered into an agreement with a local institution to purchase loans on new and used automobiles. Since the inception of this agreement, we have purchased $3.0 million in such loans resulting in a balance in our auto loan portfolio of $3.1 million at March 31, 2007. We anticipate future purchases of approximately $1.0 million per month during the remainder of 2007. Our one-to four family mortgage loans increased $1.8 million or 3.6% to $51.5 million as of March 31, 2007. During the quarter we purchased $3.2 million of primarily adjustable rate single-family loans. Our multi-family real estate loans increased $472,000 or 3.6% to $13.7 million and our construction loans increased $860,000 or 17.8% to $5.7 million, both as of March 31, 2007. Our home equity lines-of-credit increased $332,000 or 4.9% to $7.1 million at March 31, 2007 compared to $6.8 million at December 31, 2006.

Securities balances decreased $247,000 to $4.6 million at March 31, 2007 from $4.9 million at December 31, 2006 due to payments on mortgage-backed securities Our Federal Home Loan Bank stock balance remained unchanged at $1.3 million for the three months ended March 31, 2007. Given the low dividend rate on Federal Home Loan Bank of Chicago stock, we may consider requesting redemption of additional shares of stock when permitted by the Federal Home Loan Bank of Chicago.

Cash and cash equivalents decreased $10.7 million or 51.9% to $9.9 million at March 31, 2007 compared to $20.6 million at December 31, 2006. The decrease is due to the decrease in customer deposits of $4.7 million and the deployment of proceeds received from the public offering to fund our loan portfolio

Liabilities. Deposit balances decreased $4.7 million or 4.7% to $95.5 million at March 31, 2007 from $100.2 million at December 31, 2006. Our certificates of deposit accounts decreased $1.1 million or 1.6% to $67.5 million at March 31, 2007 compared to $68.6 million at December 31, 2006. Our savings accounts decreased $934,000 or 9.7% to $8.7 million at March 31, 2007 and our demand and money market accounts decreased $2.7 million or 12.3% to $19.3 million at March 31, 2007 compared to $22.0 million at December 31, 2006. The decrease in accounts reflects the competitive market from banks and other financial services firms.

Equity. Total equity at March 31, 2007 was $15.7 million, unchanged from December 31, 2006. Equity increased by $8,000 due to net income and increased $13,000 due to a decrease in the unrealized loss on securities available-for-sale net of deferred income taxes.

Interest Rate Risk. An important measure of interest rate risk is the amount by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) changes in the event of a range of assumed changes in market interest rates. We have utilized the Office of Thrift Supervision net portfolio value model (“NPV”) to provide an analysis of estimated changes in our NPV under the assumed instantaneous changes in the United States Treasury yield curve. The financial model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of the NPV. Set forth below is an analysis of the changes that would occur to our NPV as of December 31, 2006, the most recent information available, in the event of designated changes in the United States Treasury yield curve. Management does not believe there is a material change in market risk since December 31, 2006.

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

Comparison of Operating Results for the Three Months Ended March 31, 2007 and March 31, 2006

General. Net income decreased 83.3% to $8,000 for the three months ended March 31, 2007 compared to $48,000 for the three months ended March 31, 2006. The primary reasons for this decrease were rising short-term interest rates and the inverted yield curve during 2006 and 2007 which reduced our margin. Our net interest margin decreased from 2.95% for the three months ended March 31, 2006 to 2.67% for the three months ended March 31, 2007. The market conditions primarily impacted our maturing certificates of deposit which repriced at higher interest rates and contributed to an 81 basis point increase in the cost of interest-bearing liabilities. Our relatively high cash and cash equivalents position during the first quarter of 2007, due to funds received from the public offering, limited the increase in yield on interest-earning assets to 22 basis points. While we are deploying our excess liquidity into higher yielding assets, we do not expect to see any significant improvement in our interest margin until economic conditions, particularly the current inverted yield curve, improve. Non-interest income increased slightly by $2,000 or 4.7% to $45,000 for the three months ended March 31, 2007 compared to $43,000 for the three months ended March 31, 2006. Non-interest expense increased $46,000 or 6.2% to $792,000 from $746,000 the prior year quarter primarily due to an increase in professional fees related to operating as a public company.

Interest Income. Interest income increased $187,000 for the three months ended March 31, 2007 compared with the prior year period or 12.6% to $1.7 million. Interest income from loans increased $53,000 or 4.0% to $1.4 million for the three months ended March 31, 2007 due to an increase in yields from rising market rates and an increase in the average portfolio balance. The average yield on loans for the three months ended March 31, 2007 increased to 6.14% compared to 5.98% for the three months ended March 31, 2006 due to upward repricing of certain adjustable rate loans and higher rates on new originations. The average loan balance increased $1.0 million or 1.1% to $91.3 million for the three months ended March 31, 2007 compared to $90.3 million for the three months ended March 31, 2006. The average balance of our one-to-four family real estate loans increased slightly to $48.3 million with an average yield of 5.25% for the three months ended March 31, 2007 compared to $47.8 million with an average yield of 4.99% for the prior year quarter, resulting in an increase in interest income of $37,000. The average balance of commercial loans increased $1.7 million or 74.1% to $3.9 million for the three months ended March 31, 2007 with an average yields of 8.91% compared to 8.31% the prior year quarter resulting in a $41,000 increase in interest income. Our auto loan purchases during the quarter increased the average balance of our consumer loan portfolio to $1.5 million resulting in an average yield of 7.82% for the quarter ended March 31, 2007 compared to an average balance of $152,000 and average yield of 6.73% for the prior year quarter, resulting in an increase in consumer loan interest income of $26,000. These increases in average balance were offset by decreases in the average balance of our home equity lines of credit, construction, and multi-family, commercial real estate, and land loans. The average balance of our home equity lines-of-credit decreased $1.1 million or 13.3% to $7.0 million and the average yield on these loans for the three months ended March 31, 2007 was 7.63% compared to 6.73% the prior year quarter, resulting in a decrease in interest income of $2,000. The average balance of our multi-family real estate, commercial real estate and land loans decreased $1.1 million or 3.8% to $27.6 million with an average yield of 6.45% for the three months ended March 31, 2007.compared to an average balance of $28.7 million and average yield of 6.66% for the three months ended March 31, 2006 resulting in a decrease in interest income of $32,000. Interest income from construction loans decreased $17,000 as the average yield decreased form 10.94% for the three months ended March 31, 2006 to 9.67% for the three months ended March 31, 2007.

Interest income from securities decreased $17,000 or 20.2% to $67,000 for the three months ended March 31, 2007 from $84,000 for three months ended March 31, 2006. Dividend income from Federal Home Loan Bank of Chicago stock declined $4,000 to $12,000 for the three months ended March 31, 2007 primarily due to the lower balance following the redemption of stock. The average balance of our securities decreased $3.1 million to $6.1 million for the three months ended March 31, 2007 compared to $9.2 million for three months ended March 31, 2006 due primarily to the payments on mortgage-backed securities and the redemption of $739,000 of Federal Home Loan Bank of Chicago stock during 2006. The yield on securities for the three months ended March 31, 2007 was 4.34% compared to 3.66% for the three months ended March 31, 2006 due to the repricing of adjustable mortgage-backed securities and the reduced Federal Home Loan Bank stock balance.

Interest from other interest-earning assets for the three months ended March 31, 2007 increased $151,000 or 225.4% to $218,000 from $67,000 for the three months ended March 31, 2006 due to higher balances and higher interest rates. The average balance for the three months ended March 31, 2007 was $17.0 million with an average yield of 5.20%. For the three months ended March 31, 2006, the average balance was $6.1 million with an average yield of 4.40%. The increase in balance related to funds received from the stock offering.

Interest Expense. Interest expense for the three months ended March 31, 2007 was $914,000, an increase of $202,000 or 28.4% from $712,000 for the three months ended March 31, 2006. Interest expense on deposit accounts increased $202,000 or 29.3% to $891,000 from $689,000 in the prior year period due primarily to an increase in the average cost to 3.76% for the three months ended March 31, 2007 compared to 2.94% for the prior year period. This increase was due to an increase in general interest rates and a highly competitive market combined with a higher percentage of our deposits in certificates of deposit. The average balance of deposit accounts increased modestly by $868,000 or 0.9% to $96.0 million for the three months ended March 31, 2007 compared to $95.1 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, the average balance of certificates of deposit increased $6.6 million or 10.7% to $68.2 million with an average cost of 4.78% from $61.6 million and an average cost of 3.84% for the prior year period resulting in an increase in interest expense of $221,000. The average balance of savings accounts decreased $2.1 million or 18.8% to $9.1 million for the three months ended March 31, 2007 from $11.2 million for the three months ended March 31, 2006. Demand and money market account balances decreased $3.7 million or 16.6% to $18.6 million for the three months ended March 31, 2007 from $22.3 million for the prior year quarter. The changes in non-certificate of deposit balances were the result of our decision to maintain the rates on these accounts along with customer preference for higher yielding instruments in a rising interest rate environment.

Net Interest Income. Net interest income for the three months ended March 31, 2007 was $762,000 compared to $777,000 for the three months ended March 31, 2006, a decrease of $15,000 or 1.9%. The average yield on interest-earning assets for the three months ended March 31, 2007 was 5.90% compared to 5.68% for the prior year period. The average cost of interest-bearing liabilities increased to 3.78% for the three months ended March 31, 2007 from 2.97% for the three months ended March 31, 2006. The net interest rate spread decreased to 2.12% for the three months ended March 31, 2007 compared to 2.71% for the three months ended March 31, 2006.

Provision for Loan Losses. Our allowance for loan losses is the estimated amount considered necessary to reflect probable incurred losses in the loan portfolio at the balance sheet date. Our analysis includes a review of identified problem loans for which a specific allowance is required as well as a general allowance for the remainder of the portfolio.

Our provision for loan losses for the three months ended March 31, 2007 was $5,000 compared to a provision for loan losses of $1,000 for the three months ended March 31, 2006. While the credit quality and underwriting of our loans has remained relatively unchanged, the increase in our provision reflects a general increase in our loan portfolio as well as changes in the mix of our portfolio. While our methodology takes into account higher risk factors for multi-family real estate, commercial real estate and land lending, other factors including our experience with our borrowers and community, our underwriting standards and the repayment performance of our portfolio loans may offset these risks.

Non-interest Income. For the three months ended March 31, 2007, non-interest income was $45,000, slightly higher than the $43,000 for the three months ended March 31, 2006, a 4.7% increase. Fees received from providing loan origination services for other financial institutions, the largest component of non-interest income, totaled $15,000 for the three months ended March 31, 2007 compared to $13,000 for the three months ended March 31, 2006.

Non-interest Expense. For the three months ended March 31, 2007, non-interest expense totaled $792,000 compared to $746,000 for the prior year period, a 6.2% increase. Compensation and benefits expense increased $12,000 or 2.7% for the three months ended March 31, 2007 from the three months ended March 31, 2006 due to normal salary increases and the expense related to the ESOP which was implemented with the initial stock offering. Professional fees increased $38,000 or 135.7% to $66,000 for the three months ended March 31, 2007 from $28,000 the three months ended March 31, 2006 due to fees related to operating as a public company. Regulatory fees decreased $9,000 to $15,000 for the three months ended March 31, 2007 from the prior year quarter. All other components of non-interest expense increased $5,000 or 1.9% from the prior year period on a net basis.

Income Tax Provision. The provision for income taxes was $2,000 for the three months ended March 31, 2007 compared to $25,000 for the three months ended March 31, 2006. The decrease in the provision was due to the decrease in pretax income of $63,000.

Liquidity and Capital Resources

Our primary sources of funds are deposits and the proceeds from principal and interest payments on loans and mortgage-backed securities. While maturities and scheduled amortization of loans and securities are predicable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally manage the pricing of our deposits to be competitive within our market and to increase core deposit relationships.

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

Our cash flows are comprised of three primary classifications: (i) cash flows from operating activities, (ii) investing activities, and (iii) financing activities. Net cash used in operating activities was $119,000 and $287,000 for the three months ended March 31, 2007 and 2006, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and purchases, offset by principal collections on loans and mortgage-backed securities, and proceeds from Federal Home Loan Bank stock redemption. Net cash from investing activities were ($5.7) million and ($711,000) for the three months ended March 31, 2007 and 2006, respectively. Net cash from financing activities consisted primarily of the activity in deposit, borrowing, and escrow accounts. The net cash from financing activities was ($4.9) million and $2.8 million for the three moths ended March 31, 2007 and 2006, respectively.

At March 31, 2007, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $11.9 million, or 10.43% of adjusted total assets which was $7.3 million above the required level of $4.6 million, or 4.00%; and total risk-based capital of $12.4 million or 15.46% of risk weighted assets, which was $6.0 million above the required level of $6.4 million or 8.00%. The Bank at March 31, 2007 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Chicago advances and other borrowings as sources of funds. At March 31, 2007, cash and cash equivalents totaled $9.9 million.

At March 31, 2007, we had outstanding commitments to originate loans of $1.4 million. During the first quarter of 2007, we entered into an agreement with a local institution to purchase approximately $1.0 million per month in auto loans through the remainder of 2007. We anticipate that we will have sufficient funds available to meet our current loan commitments. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from March 31, 2007 totaled $54.9 million. Management believes, based on past experience that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

Off-Balance Sheet Arrangements.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the three months ended March 31, 2007, we did not engage in any off-balance sheet transactions other than loan origination commitments in the normal course of our lending activities.

Item 3.	Controls and Procedures

We have adopted disclosure controls and procedures designed to facilitate our financial reporting. The disclosure controls currently consist of communications among the Chief Executive Officer, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to our operations. Our disclosure controls also contain certain elements of our internal controls adopted in connection with applicable accounting and regulatory guidelines. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our interim disclosure controls as of the end of the period covered by this report and found them to be effective. Finally, the Chief Executive Officer, Chief Financial Officer, the Audit Committee and our independent registered public accounting firm also meet on a quarterly basis.

We maintain internal control over financial reporting. There have not been any significant changes in such internal control over the financial reporting in the last quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information

Item 1	Legal Proceedings

There are no material pending legal proceedings to which the Holding Company or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

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

BEN FRANKLIN FINANCIAL, INC.
(Registrant)

Date: May 11, 2007	/s/ C. Steven Sjogren
C. Steven Sjogren
President and Chief Executive Officer