Form 10QSB
period 2007-06-30
Ben Franklin Financial, Inc.
filed 2007-08-14
CIK 1366925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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

Number of outstanding shares of common stock as of August 14, 2007: 1,983,750 shares

Transitional Small Business Disclosure format (check one)    Yes  ☐    No  ☒

BEN FRANKLIN FINANCIAL, INC.

INDEX

The information in this report at or for the period ended June 30, 2006 relates to Ben Franklin Bank of Illinois only.

PART I – Financial Information

Item 1.	Financial Statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share data)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$813	$1,803
Interest-bearing deposit accounts	4,052	6,653
Federal funds sold	5,000	12,150

Cash and cash equivalents	9,865	20,606
Securities available-for-sale	4,297	4,856
Loans, net of allowance for loan losses of $513 at June 30, 2007 and $508 at December 31, 2006	96,016	90,574
Federal Home Loan Bank stock	1,337	1,337
Premises and equipment, net	639	597
Accrued interest receivable	553	534
Other assets	391	397

Total assets	$113,098	$118,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Demand-noninterest-bearing deposits	$1,850	$1,740
Demand-interest-bearing deposits	6,781	8,320
Savings deposits	8,313	9,608
Money Market deposits	10,005	11,894
Certificates of deposit	67,330	68,631

Total deposits	94,279	100,193
Advances from Federal Home Loan Bank	2,000	2,000
Advances from borrowers for taxes and insurance	751	683
Other liabilities	338	320
Common stock in ESOP subject to contingent purchase obligation	32	11

Total liabilities	97,400	103,207
Stockholders’ equity
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding at June 30, 2007 and December 31, 2006 – 1,983,750	20	20
Additional paid-in-capital	7,955	7,955
Retained earnings, substantially restricted	8,555	8,541
Unearned Employee Stock Ownership Plan (ESOP) shares	(741)	(767)
Accumulated other comprehensive loss	(59)	(44)
Reclassification of ESOP shares	(32)	(11)

Total equity	15,698	15,694

Total liabilities and equity	$113,098	$118,901

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest and dividend income
Loans	$1,511	$1,330	$2,902	$2,668
Securities	62	76	129	160
Federal funds sold	66	69	189	122
Interest-bearing deposit accounts and other	60	52	155	66

	1,699	1,527	3,375	3,016

Interest expense
Deposits	893	791	1,784	1,480
Federal Home Loan Bank advances	23	23	46	46

	916	814	1,830	1,526

Net interest income	783	713	1,545	1,490

Provision (credit) for loan losses	—	(2)	5	(1)

Net interest income after provision (credit) for loan losses	783	715	1,540	1,491

Noninterest income
Service fee income	38	50	77	87
Other	8	16	14	22

	46	66	91	109

Noninterest expenses
Compensation and employee benefits	480	433	930	871
Occupancy expenses	121	132	245	266
Data processing services	55	67	113	128
Professional fees	71	25	137	53
Regulatory fees	14	25	29	49
Other	80	74	159	135

	821	756	1,613	1,502

Income before income taxes	8	25	18	98

Provision for income taxes	2	12	4	37

Net income	$6	$13	$14	$61

Total comprehensive income (loss)	$(22)	$(22)	$(1)	$—

Earnings per common share	$0.00	N/A	0.01	N/A

N/A = Not applicable

Earnings per share is not applicable for the period ended June 30, 2006 since there were no shares outstanding prior to the initial public offering on October 18, 2006.

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2007 and 2006 – (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Amount Reclassified on ESOP Shares	Total	Comprehensive Income (Loss)
Balance at January 1, 2006	$—	$—	$8,410	$—	$(76)	—	$8,334	—
Comprehensive income:
Net income	—	—	61	—	—	—	61	61
Change in unrealized loss on securities available-for-sale, net of taxes	—	—	—	—	(61)	—	(61)	(61)

Total comprehensive income								$—

Balance at June 30, 2006	$—	$—	$8,471	$—	$(137)	$—	$8,334

Balance at January 1, 2007	$20	$7,955	$8,541	$(767)	$(44)	$(11)	$15,694	—
Comprehensive income:
Net income	—	—	14	—	—	—	14	$14
Earned ESOP shares	—	2	—	26	—	—	28
Additional offering costs	—	(2)	—	—	—	—	(2)
Change in unrealized loss on securities available-for-sale, net of deferred income taxes	—	—	—	—	(15)	—	(15)	(15)
Reclassification due to release and change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	(21)	(21)	—

Total comprehensive income								$(1)

Balance at June 30, 2007	$20	$7,955	$8,555	$(741)	$(59)	$(32)	$15,698

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net income	$14	$61
Adjustments to reconcile net income to net cash from operating activities
Depreciation	55	75
ESOP expense	28	—
Amortization of premiums and discounts	35	22
Provision (credit) for loan losses	5	(1)
Loans originated for sale	—	(1,228)
Proceeds from the sale of loans	—	1,228
Changes in:
Deferred loan costs	(109)	37
Accrued interest receivable	(19)	(34)
Other assets	15	(184)
Other liabilities	18	(378)

Net cash from operating activities	42	(402)

Cash flows from investing activities
Principal repayments on mortgage-backed securities	525	1,425
Net decrease in loans	2,887	3,554
Purchase of loans	(8,250)	(4,019)
Redemption of Federal Home Loan Bank stock	—	489
Purchase of premises and equipment	(97)	(58)

Net cash from investing activities	(4,935)	1,391

Cash flows from financing activities
Net increase (decrease) in deposits	(5,914)	2,969
Additional offering costs	(2)	—
Net change in advances from borrowers for taxes and insurance	68	(72)

Net cash from financing activities	(5,848)	2,897

Net change in cash and cash equivalents	(10,741)	3,886

Cash and cash equivalents at beginning of year	20,606	7,039

Cash and cash equivalents at end of period	$9,865	$10,925

Supplemental disclosures of cash flow information
Interest paid	$1,796	$1,570
Income taxes paid	28	440

See accompanying notes to consolidated financial statements

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

Note 2 – Reorganization and Stock Issuance

Effective October 18, 2006, the Bank reorganized into the mutual holding company structure with Ben Franklin Financial, MHC (the “MHC”), becoming the federal mutual holding company parent of Ben Franklin Financial, Inc., a federal corporation, which in turn owns 100% of the stock of the Bank. Concurrently with the reorganization, the Company offered and sold 892,688 shares of its common stock in a public offering (including 77,763 shares sold to its employee stock ownership plan) representing 45% of its shares outstanding after the offering. The MHC retained 1,091,062 shares representing 55% of the outstanding shares of common stock of the Company. The common stock was offered on a priority basis to eligible depositors. The MHC will continue to own at least a majority of the common stock of the Company as long as the MHC exists.

Costs incurred in connection with the offering (approximately $854,000) were recorded as a reduction of the proceeds from the offering. Net proceeds from the common stock offering were approximately $8.1 million.

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

The ESOP has a plan year end of December 31. Expense related to the ESOP was $13,000 for the three months and $27,000 for the six months-ended June 30, 2007.

Shares held by the ESOP at June 30, 2007 were as follows:

Shares committed to be released	3,111
Unearned ESOP shares	74,652

Total ESOP shares	77,763

Fair value of unearned ESOP shares	$776,000

Fair value of allocated shares subject to repurchase obligation	$32,000

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for 2007:

	Three months ended June 30, 2007	Six months ended June 30, 2007
Net income available to common stockholders	$6,000	$14,000
Weighted average common shares outstanding	$1,908,955	$1,908,309
Basic and diluted earnings per share	$0.00	$0.01

Note 5 – New Accounting Standards

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standard No. 155 (Statement 155), “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, establishes, among other things, the accounting for certain derivatives embedded in other financial instruments. The primary objectives of Statement 155 with respect to Statement 133 are to: simplify accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and eliminate the interim guidance in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests in securitized financial assets are not subject to the provisions of Statement 133. The primary objective of Statement 155 with respect to Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, is to eliminate a restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. Statement 155 is effective for fiscal years that begin after September 15, 2006. The adoption of Statement 155 did not have a material impact on the results of operations or financial condition of the Company.

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

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption did not have a material impact on the results of operations or financial condition of the Company.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Illinois. The Company is no longer subject to examination by taxing authorities for years before 2003. The Company currently does not have any unrecognized tax benefits and does not expect unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Company did not have any amounts accrued for interest and penalties at June 30, 2007.

In September 2006, Statement. 157, “Fair Value Measurements”, was issued. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Where applicable, this Statement simplifies and codifies related guidance within GAAP. This Statement applies under other accounting pronouncements that require or permit fair value measurements, except this Statement does not apply under accounting pronouncements that address share-based payment transactions: Statement 123 (revised 2004), “Share-Based Payment”, and its related interpretive accounting pronouncements that address share-based payment transactions. Statement 157 does not eliminate the practicability exceptions to fair value measurements in accounting pronouncements within the scope of this Statement. The Company must adopt Statement 157 by January 1, 2008. Management does not believe the adoption of Statement 157 will have a material impact on the results of operations or financial condition of the Company.

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

Ben Franklin Financial, Inc. (“the Company”) completed its initial public offering on October 18, 2006 and consequently, the information herein at and for the periods ending on June 30, 2006 does not contain any per share information.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to: our ability to manage the risk from our multi-family, commercial real estate, construction, commercial, and auto lending; significantly increased competition among depository and other financial institutions; our ability to execute our plan to grow our assets on a profitable basis; our ability to execute on a favorable basis any plan we may have to acquire other institutions or branches or establish new offices; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments and inflation; general economic conditions, either nationally or in our market area; adverse changes in the securities and national and local real estate markets (including real estate values); legislative or regulatory changes that adversely affect our business; our ability to enter new markets successfully and take advantage of growth opportunities; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting bodies; and changes in our organization, compensation and benefit plans; and other factors discussed elsewhere in this report or set forth under Risk Factors’ in our Registration Statement on Form SB-2 under the Securities Act of 1933. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

General

Ben Franklin Bank of Illinois (“the Bank”) is a federally chartered savings bank headquartered in Arlington Heights, Illinois. Ben Franklin Bank of Illinois was originally founded in 1893 as a building and loan association. We conduct our business from our main office and two branch offices. All of our offices are located in the northwestern corridor of the Chicago metropolitan area.

Our principal business activity is the origination and purchase of mortgage loans secured by one- to four-family residential real estate. We also invest in commercial real estate, multi-family, construction, land, home equity and auto loans. The Bank offers a variety of deposit accounts, including checking, money market, savings, and certificates of deposit, and emphasizes personal and efficient service for its customers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of Chicago advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, and net income. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our primary focus is to develop and build profitable customer relationships across all lines of business while maintaining our focus as a community bank.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities (including mortgage-backed and other securities) and other interest-earning cash equivalents, and the interest paid on our interest-bearing liabilities, consisting primarily of savings and transaction accounts, certificates of deposit, and Federal Home Loan Bank of Chicago advances. Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of deposit fees, fees for loan origination services for other financial institutions, gains and losses on the sale of loans and securities, and miscellaneous other income. Non-interest expense consists primarily of compensation and employee benefits, occupancy and equipment expenses, data processing, professional fees, and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Assets. Total assets at June 30, 2007 were $113.1 million compared to $118.9 million at December 31, 2006, a decrease of $5.8 million or 4.9%. This decrease reflects a decrease in cash and cash equivalents of $10.7 million used to fund our loan portfolio, which increased $5.4 million, and the decrease in our deposit accounts of $5.9 million.

For the first six months of 2007, loan balances increased $5.4 million to $96.0 million compared to $90.6 million at December 31, 2006. Our auto loan portfolio has increased to $4.7 million or 4.7% of our loan portfolio as of June 30, 2007 as we continued our acquisition program under an agreement with a local bank. Since inception of the program at the beginning of 2007, we have purchased $5.0 million of auto loans. We anticipate future purchases of approximately $1.0 million per month through the remainder of 2007. Our construction loans, primarily for single-family residences, increased $4.3 million or 89.6% to $9.1 million as of June 30, 2007 compared to $4.8 million at December 31, 2006. Our single-family loans increased $790,000 or 1.6% to $50.5 million at June 30, 2007. During the six month period, we purchased $3.2 million of primarily adjustable rate single-family loans. Our multi-family real estate loans decreased $3.0 million or 22.9% to $10.2 million at June 30, 2007. Our home equity lines-of-credit increased $654,000 or 9.6% to $7.4 million at June 30, 2007 compared to $6.8 million at December 31, 2006.

At June 30, 2007, the allowance for loan losses was $513,000 or 0.53% of the total loan portfolio compared to the allowance for loan losses at December 31, 2006 of $508,000 or .056% of the total loan portfolio. The Company’s nonperforming loans decreased to $362,000 or 0.38% of total loans at June 30, 2007 compared to $707,000 or 0.78% of total loans at December 31, 2006. The Company’s loans delinquent 90 days and over at June 30, 2007 total $362,000 in commercial real estate loans.

Securities balances decreased $559,000 to $4.3 million at June 30, 2007 from $4.9 million at December 31, 2006 due to payments on mortgage-backed securities Our Federal Home Loan Bank stock balance remained unchanged at $1.3 million for the six months ended June 30, 2007. Given the low dividend rate on Federal Home Loan Bank of Chicago stock, we may consider requesting redemption of additional shares of stock when permitted by the Federal Home Loan Bank of Chicago.

Cash and cash equivalents decreased $10.7 million or 51.9% to $9.9 million at June 30, 2007 compared to $20.6 million at December 31, 2006. The decrease is due to an increase in our loan portfolio and the decrease in customer deposits.

We are currently developing new leased space for our main office as part of the overall redevelopment of the existing commercial property we currently occupy. The redevelopment plan includes new commercial space as well as new residential condominiums and single-family homes. We anticipate relocating to our new main office early in the fourth quarter of 2007 at which time we will consolidate our branch office located in Arlington Heights into the new office. As of June 30, 2007, costs related to the new office totaled $145,000.

Liabilities. Deposit balances decreased $5.9 million or 5.9% to $94.3 million at June 30, 2007 from $100.2 million at December 31, 2006. Our certificates of deposit accounts decreased $1.3 million or 1.9% to $67.3 million at June 30, 2007 compared to $68.6 million at December 31, 2006. Our savings accounts decreased $1.3 million or 13.5% to $8.3 million at June 30, 2007 and our demand and money market accounts decreased $3.4 million or 15.5% to $18.6 million at June 30, 2007 compared to $22.0 million at December 31, 2006. The decrease in accounts reflects the competitive market from banks and other financial services firms.

Equity. Total equity at June 30, 2007 was $15.7 million, unchanged from December 31, 2006. Equity increased by $14,000 due to net income and decreased $15,000 due to an increase in the unrealized loss on securities available-for-sale net of deferred income taxes.

Interest Rate Risk. An important measure of interest rate risk is the amount by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) changes in the event of a range of assumed changes in market interest rates. We have utilized the Office of Thrift Supervision net portfolio value model (“NPV”) to provide an analysis of estimated changes in our NPV under the assumed instantaneous changes in the United States Treasury yield curve. The financial model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of the NPV. Set forth below is an analysis of the changes that would occur to our NPV as of March 31, 2007, the most recent information available, in the event of designated changes in the United States Treasury yield curve. Management does not believe there is a material change in market risk since March 31, 2007.

Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
		Amount	Percent	NPV Ratio (4)	Change in Basis Points
		(Dollars in thousands)
+300	$11,527	$(3,852)	(25)%	10.27%	(282)
+200	13,108	(2,271)	(15)	11.47	(162)
+100	14,405	(974)	(6)	12.41	(68)
0	15,379	—	—	13.09	—
-100	15,838	459	3	13.37	28
-200	16,183	804	5	13.56	47

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

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

Accordingly, although the net portfolio value table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results. In addition, the model does not address the changes in credit risk which could arise from changes in interest rates.

Comparison of Operating Results for the Three Months Ended June 30, 2007 and June 30, 2006

General. Net income decreased 53.8% to $6,000 for the three months ended June 30, 2007 compared to $13,000 for the three months ended June 30, 2006. The primary reason for this decrease was additional cost related to operating as a public company. Our net interest income increased $70,000 or 9.8% to $783,000 for the three months ended June 30, 2007 from $713,000 for the same period in 2006 primarily due to an increase in our average net interest earning assets resulting from the deployment of proceeds from our stock offering and a decrease in deposit account balances. This resulted in an increase in our net interest margin from 2.66% for the three months ended June 30, 2006 to 2.81% for the three months ended June 30, 2007. Non-interest income decreased by $20,000 or 30.3% to $46,000 for the three months ended June 30, 2007 compared to $66,000 for the three months ended June 30, 2006 due to reduced loan origination activity for other institutions. Non-interest expense increased $65,000 or 8.6% to $821,000 from $756,000 the prior year quarter primarily due to an increase in professional fees related to operating as a public company and an increase in compensation.

Interest Income. Interest income increased $172,000 for the three months ended June 30, 2007 compared with the prior year period or 11.3% to $1.7 million. Interest income from loans increased $181,000 or 13.6% to $1.5 million for the three months ended June 30, 2007 due to an increase in yields from rising market rates and an increase in the average portfolio balance. The average yield on loans for the three months ended June 30, 2007 increased to 6.31% compared to 5.98% for the three months ended June 30, 2006 due to upward repricing of certain adjustable rate loans and higher rates on new originations. The average loan balance increased $6.9 million or 7.7% to $96.0 million for the three months ended June 30, 2007 compared to $89.1 million for the three months ended June 30, 2006. Our auto loan purchases during the quarter increased the average balance of our consumer loan portfolio to $3.4 million resulting in an average yield of 7.38% for the quarter ended June 30, 2007 compared to an average balance of $172,000 and average yield of 7.12% for the prior year quarter, resulting in an increase in consumer loan interest income of $60,000. The average balance of commercial loans increased $1.1 million or 40.7% to $3.8 million for the three months ended June 30, 2007 with an average yield of 8.97% compared to an average balance of $2.7 million and average yield of 6.77% the prior year quarter resulting in a $39,000 increase in interest income. The average balance of our one-to-four family real estate loans increased to $50.9 million with an average yield of 5.44% for the three months ended June 30, 2007 compared to $47.1 million with an average yield of 5.15% for the prior year quarter, resulting in an increase in interest income of $85,000. These increases in average balance were offset by decreases in the average balance of our home equity lines-of-credit, and multi-family, commercial real estate, and land loans. The average balance of our home equity lines-of-credit decreased $470,000 or 6.0% to $7.4 million and the average yield on these loans for the three months ended June 30, 2007 was 7.61% compared to 7.09% the prior year quarter, resulting in an increase in interest income of $2,000. The average balance of our multi-family real estate, commercial real estate and land loans decreased $1.1 million or 4.0% to $26.6 million with an average yield of 6.63% for the three months ended June 30, 2007 compared to an average balance of $27.7 million and average yield of 6.43% for the three months ended June 30, 2006 resulting in a decrease in interest income of $5,000.

Interest income from securities decreased $14,000 or 18.4% to $62,000 for the three months ended June 30, 2007 from $76,000 for three months ended June 30, 2006. Dividend income from Federal Home Loan Bank of Chicago stock declined $7,000 to $9,000 for the three months ended June 30, 2007 primarily due to the lower balance following the redemption of stock. The average balance of our securities decreased $2.5 million to $5.9 million for the three months ended June 30, 2007 compared to $8.3 million for three months ended June 30, 2006 due primarily to the payments on mortgage-backed securities and the redemption of $739,000 of Federal Home Loan Bank of Chicago stock during 2006. The yield on securities for the three months ended June 30, 2007 was 4.23% compared to 3.72% for the three months ended June 30, 2006 due to the repricing of adjustable mortgage-backed securities and the reduced Federal Home Loan Bank stock balance.

Interest from other interest-earning assets for the three months ended June 30, 2007 increased $5,000 or 4.1% to $126,000 from $121,000 for the three months ended June 30, 2006. The average balance for the three months ended June 30, 2007 was $9.7 million with an average yield of 5.20%. For the three months ended June 30, 2006, the average balance was $10.0 million with an average yield of 4.85%.

Interest Expense. Interest expense for the three months ended June 30, 2007 was $916,000, an increase of $102,000 or 12.5% from $814,000 for the three months ended June 30, 2006. The increase was all related to deposits. The average cost of deposits was 3.85% for the three months ended June 30, 2007 compared to 3.26% for the prior year period. This increase was due to an increase in general interest rates and a highly competitive market combined with a higher percentage of our deposits in certificates of deposit. The average balance of deposit accounts decreased by $4.2 million or 4.3% to $93.0 million for the three months ended June 30, 2007 compared to $97.2 million for the three months ended June 30, 2006. For the three months ended June 30, 2007, the average balance of certificates of deposit increased $2.8 million or 4.4% to $67.1 million with an average cost of 4.84% from $64.3 million and an average cost of 4.25% for the prior year period resulting in an increase in interest expense of $129,000. The average balance of savings accounts decreased $2.5 million or 22.7% to $8.5 million for the three months ended June 30, 2007 from $11.0 million for the three months ended June 30, 2006. Demand and money market account balances decreased $4.5 million or 20.5% to $17.4 million for the three months ended June 30, 2007 from $21.9 million for the prior year quarter. The changes in non-certificate of deposit balances were the result of our decision to maintain the rates on these accounts along with customer preference for higher yielding instruments in a rising interest rate environment.

Net Interest Income. Net interest income for the three months ended June 30, 2007 was $783,000 compared to $713,000 for the three months ended June 30, 2006, an increase of $70,000 or 9.8%. The average yield on interest-earning assets for the three months ended June 30, 2007 was 6.10% compared to 5.70% for the prior year period. The average cost of interest-bearing liabilities increased to 3.87% for the three months ended June 30, 2007 from 3.29% for the three months ended June 30, 2006. These changes resulted in a decrease in our net interest rate spread to 2.23% for the three months ended June 30, 2007 compared to 2.41% for the three months ended June 30, 2006. The market conditions impacted our maturing certificates of deposit which repriced at higher interest rates and were the primary factor in the decrease in our net interest rate spread.

Provision for Loan Losses. Our allowance for loan losses is the estimated amount considered necessary to reflect probable incurred losses in the loan portfolio at the balance sheet date. Our analysis includes a review of identified problem loans for which a specific allowance is required as well as a general allowance for the remainder of the portfolio.

There was no provision for loan losses for the three months ended June 30, 2007 compared to a credit of $2,000 for the three months ended June 30, 2006. While the balance of our loan portfolio increased, the credit quality and underwriting of our loans has resulted in few delinquent or non-performing loans. While our methodology takes into account higher risk factors for multi-family real estate, commercial real estate, construction, commercial and land lending, other factors including our experience with our borrowers and community, our underwriting standards and the repayment performance of our portfolio loans may offset these risks.

Non-interest Income. For the three months ended June 30, 2007, non-interest income decreased $20,000 or 30.3% to $46,000 compared to $66,000 for the three months ended June 30, 2006. Fees received from providing loan origination services for other financial institutions, the largest component of non-interest income, totaled $9,000 for the three months ended June 30, 2007 compared to $21,000 for the three months ended June 30, 2006 due to lower origination activity and smaller yield spreads.

Non-interest Expense. For the three months ended June 30, 2007, non-interest expense totaled $821,000 compared to $756,000 for the prior year period, an 8.6% increase. Compensation and benefits expense increased $47,000 or 10.9% for the three months ended June 30, 2007 from the three months ended June 30, 2006 due to the addition of a new loan originator, normal salary increases, and the expense related to the ESOP which was implemented with the initial stock offering. Professional fees increased $46,000 or 184.0% to $71,000 for the three months ended June 30, 2007 from $25,000 the three months ended June 30, 2006 due to fees related to operating as a public company. Regulatory fees decreased $11,000 to $14,000 for the three months ended June 30, 2007 from the prior year quarter. All other components of non-interest expense decreased $17,000 or 6.2% from the prior year period on a net basis.

Income Tax Provision. The provision for income taxes was $2,000 for the three months ended June 30, 2007 compared to $12,000 for the three months ended June 30, 2006. The decrease in the provision was due to the decrease in pretax income of $17,000.

Comparison of Operating Results for the Six Months Ended June 30, 2007 and June 30, 2006

General. Net income decreased 77.1% to $14,000 for the six months ended June 30, 2007 compared to $61,000 for the six months ended June 30, 2006. The primary reason for this decrease was the additional cost related to operating as a public company. Our net interest income increased $55,000 or 3.7% for the six months ended June 30, 2007 to $1.5 million. Our net interest margin decreased slightly from 2.80% for the six months ended June 30, 2006 to 2.74% for the six months ended June 30, 2007. The impact on our net interest income due to the declining margin was offset by an increase in our average net interest earning assets resulting from the deployment the proceeds from our stock offering. Non-interest income decreased by $18,000 or 16.5% to $91,000 for the six months ended June 30, 2007 compared to $109,000 for the six months ended June 30, 2006. Non-interest expense increased $111,000 or 7.4% to $1.6 million from $1.5 million the prior year period primarily due to an increase in professional fees related to operating as a public company.

Interest Income. Interest income increased $359,000 for the six months ended June 30, 2007 compared with the prior year period or 11.9% to $3.4 million. Interest income from loans increased $234,000 or 8.8% to $2.9 million for the six months ended June 30, 2007 due to an increase in yields from rising market rates and an increase in the average portfolio balance. The average yield on loans for the six months ended June 30, 2007 increased to 6.22% compared to 5.98% for the six months ended June 30, 2006 due to upward repricing of certain adjustable rate loans and higher rates on new originations. The average loan balance increased $4.0 million or 4.5% to $93.7 million for the six months ended June 30, 2007 compared to $89.7 million for the six months ended June 30, 2006. The average balance of our one-to-four family real estate loans increased to $49.6 million with an average yield of 5.35% for the six months ended June 30, 2007 compared to $47.5 million with an average yield of 5.10% for the prior year period, resulting in an increase in interest income of $116,000. Our auto loan purchases increased the average balance of our consumer loan portfolio to $2.5 million with an average yield of 7.46% for the period ended June 30, 2007 compared to an average balance of $162,000 and average yield of 6.94% for the prior year period, resulting in an increase in interest income on consumer loans of $86,000. The average balance of our commercial loans increased $1.4 million or 56.8% to $3.9 million for the six months ended June 30, 2007 with an average yields of 8.94% compared to an average yield of 7.48% the prior year period resulting in a $80,000 increase in interest income. The average balance of our construction loans increased slightly to $3.5 million for the first six months of 2007 with a yield of 9.46% compared to an average balance of $3.4 million and average yield of 10.59% for the prior year period resulting in a decrease of interest income of $16,000. The lower construction yield is due to the increase in single-family construction loans. These increases in average balance were offset by decreases in the average balance of our home equity lines-of-credit and multi-family, commercial real estate, and land loans. The average balance of our home equity lines-of-credit decreased $774,000 or 9.7% to $7.2 million and the average yield on these loans for the six months ended June 30, 2007 was 7.62% compared to an average yield of 6.91% the prior year period, resulting in a decrease in interest income of $1,000. The average balance of our multi-family real estate, commercial real estate and land loans decreased $1.1 million or 3.9% to $27.1 million with an average yield of 6.54% for the six months ended June 30, 2007 compared to an average balance of $28.2 million and average yield of 6.50% for the six months ended June 30, 2006 resulting in a decrease in interest income of $31,000.

Interest income from securities decreased $31,000 or 19.4% to $129,000 for the six months ended June 30, 2007 from $160,000 for six months ended June 30, 2006. Dividend income from Federal Home Loan Bank of Chicago stock declined $10,000 to $21,000 for the six months ended June 30, 2007 primarily due to the lower balance following the redemption of stock. The average balance of our securities decreased $2.7 million to $6.0 million for the six months ended June 30, 2007 compared to $8.7 million for six months ended June 30, 2006 due primarily to the payments on mortgage-backed securities and the redemption of $739,000 of Federal Home Loan Bank of Chicago stock during 2006. The yield on securities for the six months ended June 30, 2007 was 4.28% compared to 3.68% for the six months ended June 30, 2006 due to the repricing of adjustable mortgage-backed securities and the reduced Federal Home Loan Bank stock balance.

Interest from other interest-earning assets for the six months ended June 30, 2007 increased $156,000 or 83.0% to $344,000 from $188,000 for the six months ended June 30, 2006 due to higher balances and higher interest rates. The average balance for the six months ended June 30, 2007 was $13.3 million with an average yield of 5.20%. For the six months ended June 30, 2006, the average balance was $8.1 million with an average yield of 4.68%. The increase in balance related to funds received from the stock offering.

Interest Expense. Interest expense for the six months ended June 30, 2007 was $1.8 million, an increase of $304,000 or 19.9% from $1.5 million for the six months ended June 30, 2006 due to an increase in the average cost to 3.82% for the six months ended June 30, 2007 compared to 3.14% for the prior year period. This increase was all related to deposits. This increase was due to an increase in general interest rates and a highly competitive market combined with a higher percentage of our deposits in certificates of deposit. The average balance of deposit accounts decreased $1.7 million or 1.8% to $94.5 million for the six months ended June 30, 2007 compared to $96.2 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, the average balance of certificates of deposit increased $4.8 million or 7.6% to $67.7 million with an average cost of 4.81% from $62.9 million and an average cost of 4.05% for the prior year period resulting in an increase in interest expense of $349,000. The average balance of savings accounts decreased $2.3 million or 20.7% to $8.8 million for the six months ended June 30, 2007 from $11.1 million for the six months ended June 30, 2006 resulting in a decrease in interest expense of $10,000. Demand and money market account average balances decreased $4.1 million or 18.6% to $18.0 million for the six months ended June 30, 2007 from $22.1 million for the prior year period resulting in a decrease of interest expense of $35,000. The changes in non-certificate of deposit balances were the result of our decision to maintain the rates on these accounts along with customer preference for higher yielding instruments in a rising interest rate environment.

Net Interest Income. Net interest income for the six months ended June 30, 2007 increased $55,000 or 3.7% to $1.5 million. The average yield on interest-earning assets for the six months ended June 30, 2007 was 6.00% compared to 5.69% for the prior year period. The average cost of interest-bearing liabilities increased to 3.82% for the six months ended June 30, 2007 from 3.14% for the six months ended June 30, 2006. These changes resulted in a decrease in our net interest rate spread to 2.18% for the six months ended June 30, 2007 compared to 2.55% for the six months ended June 30, 2006. The market conditions primarily impacted our maturing certificates of deposit which repriced at higher interest rates and contributed to a 68 basis point increase in the cost of interest-bearing liabilities. This was offset by a 31 basis point increase in yield on interest-earning assets.

Provision for Loan Losses. Our allowance for loan losses is the estimated amount considered necessary to reflect probable incurred losses in the loan portfolio at the balance sheet date. Our analysis includes a review of identified problem loans for which a specific allowance is required as well as a general allowance for the remainder of the portfolio.

Our provision for loan losses for the six months ended June 30, 2007 was $5,000 compared to a credit of $1,000 for the six months ended June 30, 2006. While the credit quality and underwriting of our loans has remained relatively unchanged, the increase in our provision reflects a general increase in our loan portfolio as well as changes in the mix of our portfolio. While our methodology takes into account higher risk factors for multi-family real estate, commercial real estate, construction, commercial and land lending, other factors including our experience with our borrowers and community, our underwriting standards and the repayment performance of our portfolio loans may offset these risks.

Non-interest Income. For the six months ended June 30, 2007, non-interest income was $91,000, a decrease of $18,000 or 16.5% from the $109,000 for the six months ended June 30, 2006. Fees received from providing loan origination services for other financial institutions, the largest component of non-interest income, decreased $10,000 to $24,000 for the six months ended June 30, 2007 compared to $34,000 for the six months ended June 30, 2006 due to a lower originations.

Non-interest Expense. For the six months ended June 30, 2007, non-interest expense totaled $1.6 million compared to $1.5 million for the prior year period, a 7.4% increase. Compensation and benefits expense increased $59,000 or 6.8% for the six months ended June 30, 2007 from the six months ended June 30, 2006 due to normal salary increases and the expense related to the ESOP which was implemented with the initial stock offering. Professional fees increased $84,000 or 158.5% to $137,000 for the six months ended June 30, 2007 from $53,000 the six months ended June 30, 2006 due to fees related to operating as a public company. Regulatory fees decreased $20,000 to $29,000 for the six months ended June 30, 2007 from the prior year period. All other components of non-interest expense decreased $12,000 or 2.3% from the prior year period on a net basis.

Income Tax Provision. The provision for income taxes was $4,000 for the six months ended June 30, 2007 compared to $37,000 for the six months ended June 30, 2006. The decrease in the provision was due to the decrease in pretax income of $80,000.

Analysis of Net Interest Income

Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated, as well as balances and average yields and costs as of June 30, 2007. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

			Three Months Ended June 30,
	At June 30, 2007		2007			2006
	Outstanding Balance(1)	Yield/ Rate	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
One- to four-family	$50,136	5.34%	$50,859	$692	5.44%	$47,091	$607	5.15%
Multi-family, commercial real estate and land	24,937	6.38	26,564	439	6.63	27,672	444	6.43
Construction	4,766	8.08	4,025	93	9.30	3,621	93	10.27
Commercial business	3,828	8.98	3,777	84	8.97	2,664	45	6.77
Home equity lines-of-credit	7,467	7.82	7,367	140	7.61	7,837	138	7.09
Consumer	4,882	7.47	3,405	63	7.38	172	3	7.12

Total loans	96,016	6.19	95,997	1,511	6.31	89,057	1,330	5.98
Securities	5,634	4.34	5,882	62	4.23	8,344	76	3.72
Other interest-earning assets	9,052	5.17	9,690	126	5.20	10,021	121	4.85

Total interest-earning assets	110,702	6.01	111,569	$1,699	6.10	107,422	$1,527	5.70
Non-interest-earning assets	2,396		2,348			2,895

Total assets	$113,098		$113,917			$110,317

Liabilities and retained earnings:
Savings deposits	$8,313	0.86	$8,451	$18	0.85	$11,000	$24	0.87
Money market/demand accounts	16,786	1.48	17,435	65	1.49	21,893	86	1.57
Certificates of deposit	67,330	4.88	67,101	810	4.84	64,306	681	4.25

Total deposits	92,429	3.90	92,987	893	3.85	97,199	791	3.26
FHLB advances	2,000	4.58	2,000	23	4.64	2,000	23	4.64

Total interest-bearing liabilities	94,429	3.91	94,987	916	3.87	99,199	814	3.29
Non-interest-bearing deposits	1,850		1,978			1,784
Other liabilities	1,121		1,223			941

Total liabilities	97,400		98,188			101,924
Stockholders’ equity	15,698		15,729			8,393

Total liabilities and stockholders’ equity	$113,098		$113,917			$110,317

Net interest income				$783			$713

Net interest rate spread		2.10%			2.23%			2.41%

Net interest-earning assets	$16,273		$16,582			$8,223

Net interest margin					2.81%			2.66%

Average of interest-earning assets to interest-bearing liabilities		117.23%			117.46%			108.29%

(1)	Net of allowance for loan losses, loans in process, loan costs and discounts and premiums.

	Six Months Ended June 30,
	2007			2006
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
One- to four-family	$49,596	$1,326	5.35%	$47,462	$1,210	5.10%
Multi-family, commercial real estate, and land	27,055	877	6.54	28,169	908	6.50
Construction	3,499	164	9.46	3,430	180	10.59
Commercial business	3,857	171	8.94	2,460	91	7.48
Home equity lines-of-credit	7,195	272	7.62	7,969	273	6.91
Consumer	2,477	92	7.46	162	6	6.94

Total loans	93,679	2,902	6.22	89,652	2,668	5.98
Securities	6,012	129	4.28	8,749	160	3.68
Other interest-earning assets	13,323	344	5.20	8,095	188	4.68

Total interest-earning assets	113,013	$3,375	6.00	106,496	$3,016	5.69

Non-interest-earning assets	2,290			2,839

Total assets	$115,303			$109,335

Liabilities and retained earnings:
Savings deposits	$8,781	$37	0.85	$11,123	$47	0.86
Money market/demand accounts	18,033	133	1.49	22,089	168	1.54
Certificates of deposit	67,657	1,614	4.81	62,946	1,265	4.05

Total deposits	94,471	1,784	3.81	96,158	1,480	3.10
FHLB advances	2,000	46	4.64	2,000	46	4.64

Total interest-bearing liabilities	96,471	1,830	3.82	98,158	1,526	3.14
Non-interest-bearing liabilities	1,895			1,823
Other liabilities	1,210			1,056

Total liabilities	99,576			101,037
Stockholders’ equity	15,727			8,298

Total liabilities and stockholders’ equity	$115,303			$109,335

Net interest income		$1,545			$1,490

Net interest rate spread			2.18%			2.55%

Net interest-earning assets	$16,542			$8,338

Net interest margin			2.74%			2.80%

Average of interest-earning assets to interest-bearing liabilities			117.15%			108.49%

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of Ben Franklin Bank of Illinois’ interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended June 30, 2007 vs. 2006			Six Months Ended June 30, 2007 vs. 2006
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans:
One- to four-family	$50	$35	$85	$56	$60	$116
Multi-family, commercial real estate, and land	(18)	13	(5)	(37)	6	(31)
Construction	10	(10)	—	4	(20)	(16)
Commercial business	22	17	39	59	21	80
Home equity lines-of-credit	(8)	10	2	(28)	27	(1)
Consumer	60	—	60	86	—	86

Total loans	116	65	181	140	94	234
Securities	(25)	11	(14)	(55)	24	(31)
Other interest-earning assets	(4)	9	5	133	23	156

Total interest-earning assets	87	85	172	218	141	359

Interest-bearing liabilities:
Savings deposits	(6)	—	(6)	(10)	—	(10)
Money market/demand accounts	(17)	(4)	(21)	(30)	(5)	(35)
Certificates of deposit	31	98	129	100	249	349

Total deposits	8	94	102	60	244	304
FHLB Advances	—	—	—	—	—	—

Total interest-bearing Liabilities	8	94	102	60	244	304

Change in net interest income	$79	$(9)	$70	$158	$(103)	$55

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

Our cash flows are comprised of three primary classifications: (i) cash flows from operating activities, (ii) investing activities, and (iii) financing activities. Net cash from operating activities was $42,000 and ($402,000) for the six months ended June 30, 2007 and 2006, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and purchases, offset by principal collections on loans and mortgage-backed securities, and proceeds from Federal Home Loan Bank stock redemption. Net cash from investing activities were ($4.9) million and $1.4 million for the six months ended June 30, 2007 and 2006, respectively. Net cash from financing activities consisted primarily of the activity in deposit, borrowing, and escrow accounts. The net cash from financing activities was ($5.8) million and $2.9 million for the six months ended June 30, 2007 and 2006, respectively.

At June 30, 2007, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $11.9 million, or 10.52% of adjusted total assets which was $7.4 million above the required level of $4.5 million, or 4.00%; and total risk-based capital of $12.4 million or 15.42% of risk weighted assets, which was $6.0 million above the required level of $6.4 million or 8.00%. The Bank at June 30, 2007 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Chicago advances and other borrowings as sources of funds. At June 30, 2007, cash and cash equivalents totaled $9.9 million.

At June 30, 2007, we had outstanding commitments to originate loans of $2.5 million. During the first quarter of 2007, we entered into an agreement with a local bank to purchase approximately $1.0 million per month in auto loans through the remainder of 2007. We anticipate that we will have sufficient funds available to meet our current loan commitments. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from June 30, 2007 totaled $57.4 million. Management believes, based on past experience that a significant portion of such deposits will remain with us. Our new main office building, which is currently under construction, is projected to cost $1.1 million. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

Off-Balance Sheet Arrangements.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the three months ended June 30, 2007, we did not engage in any off-balance sheet transactions other than loan origination commitments in the normal course of our lending activities.

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

On May 16, 2007 the Company held its first Annual Meeting of Stockholders to obtain approval for two proposals submitted on behalf of the Company’s Board of Directors. Stockholders of record as of March 29, 2007 were eligible to vote on these proposals. The following is a summary of each proposal and the result of the vote.

1	The following directors were elected by the requisite plurality of the votes cast to serve on the Company’s Board of Directors for a three-year term.

	For*	Withheld
Bernadine V. Dziedzic	1,763,686	86,731
Nicholas J. Raino	1,763,686	86,731

2	To ratify the appointment of Crowe Chizek and Company LLC as the independent registered public accounting firm for Ben Franklin Financial, Inc. for the year ending December 31, 2007.

For*	Against	Abstain
1,838,637	11,530	250

*	Includes 1,091,062 of shares owned by Ben Franklin Financial MHC (the “MHC) which were voted for these proposals.

Item 5	Other Information

Not Applicable

Item 6	Exhibits

(a) Exhibits

31.1	Rule 13(a) – 14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a) – 14(a) Certification (Chief Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Chief Financial Officer)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEN FRANKLIN FINANCIAL, INC.
(Registrant)

Date: August 14, 2007	/s/ C. Steven Sjogren
C. Steven Sjogren
President and Chief Executive Officer