Form 10QSB
period 2007-09-30
Ben Franklin Financial, Inc.
filed 2007-11-14
CIK 1366925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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

Number of outstanding shares of common stock as of November 14, 2007: 1,983,750 shares

Transitional Small Business Disclosure format (check one)    Yes  ☐    No  ☒

BEN FRANKLIN FINANCIAL, INC.

INDEX

The information in this report at or for the period ended September 30, 2006 relates to Ben Franklin Bank of Illinois only.

PART I – Financial Information

Item 1.	Financial Statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share data)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Cash and due from banks	$975	$1,803
Interest-bearing deposit accounts	2,293	6,653
Federal funds sold	2,920	12,150

Cash and cash equivalents	6,188	20,606
Securities available-for-sale	4,120	4,856
Loans, net of allowance for loan losses of $519 at September 30, 2007 and $508 at December 31, 2006	102,591	90,574
Federal Home Loan Bank stock	1,337	1,337
Premises and equipment, net	884	597
Repossessed assets	27	—
Accrued interest receivable	601	534
Other assets	356	397

Total assets	$116,104	$118,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Demand-noninterest-bearing deposits	$1,769	$1,740
Demand-interest-bearing deposits	6,413	8,320
Savings deposits	8,012	9,608
Money Market deposits	10,063	11,894
Certificates of deposit	68,194	68,631

Total deposits	94,451	100,193
Advances from Federal Home Loan Bank	4,500	2,000
Advances from borrowers for taxes and insurance	1,016	683
Other liabilities	289	320
Common stock in ESOP subject to contingent purchase obligation	40	11

Total liabilities	100,296	103,207
Stockholders’ equity
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding at September 30, 2007 and December 31, 2006 – 1,983,750	20	20
Additional paid-in-capital	7,955	7,955
Retained earnings, substantially restricted	8,632	8,541
Unearned Employee Stock Ownership Plan (ESOP) shares	(737)	(767)
Accumulated other comprehensive loss	(22)	(44)
Reclassification of ESOP shares	(40)	(11)

Total equity	15,808	15,694

Total liabilities and equity	$116,104	$118,901

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest and dividend income
Loans	$1,648	$1,414	$4,550	$4,082
Securities	59	74	188	234
Federal funds sold	37	91	226	213
Interest-bearing deposit accounts and other	37	62	192	128

	1,781	1,641	5,156	4,657

Interest expense
Deposits	906	843	2,690	2,323
Federal Home Loan Bank advances	35	23	81	69

	941	866	2,771	2,392

Net interest income	840	775	2,385	2,265

Provision (credit) for loan losses	7	—	12	(1)

Net interest income after provision (credit) for loan losses	833	775	2,373	2,266

Noninterest income
Service fee income	41	54	118	141
Other	9	12	23	34

	50	66	141	175
Noninterest expenses
Compensation and employee benefits	455	451	1,385	1,322
Occupancy expenses	119	132	364	398
Data processing services	53	95	166	223
Professional fees	52	24	189	77
Regulatory fees	13	12	42	61
Other	76	76	235	211

	768	790	2,381	2,292

Income before income taxes	115	51	133	149

Provision for income taxes	38	18	42	55

Net income	$77	$33	$91	$94

Total comprehensive income	$114	$113	$113	$113

Earnings per common share	$0.04	N/A	0.05	N/A

N/A = Not applicable

Earnings per share is not applicable for the period ended September 30, 2006 since there were no shares outstanding prior to the initial public offering on October 18, 2006.

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2007 and 2006 – (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Amount Reclassified on ESOP Shares	Total	Comprehensive Income
Balance at January 1, 2006	$—	$—	$8,410	$—	$(76)	—	$8,334	—
Comprehensive income:
Net income	—	—	94	—	—	—	94	94
Change in unrealized loss on securities available-for-sale, net of taxes	—	—	—	—	19	—	19	19

Total comprehensive income								$113

Balance at September 30, 2006	$—	$—	$8,504	$—	$(57)	$—	$8,447

Balance at January 1, 2007	$20	$7,955	$8,541	$(767)	$(44)	$(11)	$15,694	—
Comprehensive income:
Net income	—	—	91	—	—	—	91	$91
Earned ESOP shares	—	2	—	30	—	—	32
Additional offering costs	—	(2)	—	—	—	—	(2)
Change in unrealized loss on securities available-for-sale, net of deferred income taxes	—	—	—	—	22	—	22	22
Reclassification due to release and change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	(29)	(29)	—

Total comprehensive income								$113

Balance at September 30, 2007	$20	$7,955	$8,632	$(737)	$(22)	$(40)	$15,808

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$91	$94
Adjustments to reconcile net income to net cash from operating activities
Depreciation	78	106
ESOP expense	32	—
Amortization of premiums and discounts	50	26
Provision (credit) for loan losses	12	(1)
Loans originated for sale	—	(1,262)
Proceeds from the sale of loans	—	1,262
Changes in:
Deferred loan costs	(152)	44
Accrued interest receivable	(67)	(57)
Other assets	28	(514)
Other liabilities	(31)	(364)

Net cash from operating activities	41	(666)

Cash flows from investing activities
Principal repayments on mortgage-backed securities	759	1,963
Net decrease (increase) in loans	(116)	8,523
Purchase of loans	(11,826)	(12,140)
Redemption of Federal Home Loan Bank stock	—	489
Purchase of premises and equipment	(365)	(69)

Net cash from investing activities	(11,548)	(1,234)

Cash flows from financing activities
Net increase (decrease) in deposits	(5,742)	23,525
Additional offering costs	(2)	—
Federal Home Loan Bank advance	2,500	—
Net change in advances from borrowers for taxes and insurance	333	(427)

Net cash from financing activities	(2,911)	23,098

Net change in cash and cash equivalents	(14,418)	21,198

Cash and cash equivalents at beginning of year	20,606	7,039

Cash and cash equivalents at end of period	$6,188	$28,237

Supplemental disclosures of cash flow information
Interest paid	$2,742	$2,431
Income taxes paid	88	467
Transfers of loans to repossessed assets	27	—

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

Costs incurred in connection with the offering (approximately $856,000) were recorded as a reduction of the proceeds from the offering. Net proceeds from the common stock offering were approximately $8.1 million.

Notes 3 – Stock Based Compensation

On October 18, 2006, the Company adopted an employee stock ownership plan (“the ESOP”) for the benefit of substantially all employees. The ESOP borrowed $778,000 from the Company and used those funds to acquire 77,763 shares of the Company’s stock in connection with the reorganization at a price of $10 per share.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on ESOP assets. Annual principal and interest payments of approximately $92,000 are to be made by the ESOP for 2007.

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

The ESOP has a plan year end of December 31. Expense related to the ESOP was $5,000 for the three months and $32,000 for the nine months-ended September 30, 2007.

Shares held by the ESOP at September 30, 2007 were as follows:

Shares committed to be released	4,148
Unearned ESOP shares	73,615

Total ESOP shares	77,763

Fair value of unearned ESOP shares	$707,000

Fair value of allocated shares subject to repurchase obligation	$40,000

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

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for 2007:

	Three months ended September 30, 2007	Nine months ended September 30, 2007
Net income available to common stockholders	$77,000	$91,000
Weighted average common shares outstanding	$1,910,255	$1,908,962
Basic and diluted earnings per share	$0.04	$0.05

Note 5 – New Accounting Standards

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Illinois. The Company is no longer subject to examination by taxing authorities for years before 2004. The Company currently does not have any unrecognized tax benefits and does not expect unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Company did not have any amounts accrued for interest and penalties at September 30, 2007.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to: our ability to manage the risk from our multi-family, commercial real estate, construction, commercial, and auto lending including purchased loans; significantly increased competition among depository and other financial institutions; our ability to execute our plan to grow our assets on a profitable basis; our ability to execute on a favorable basis any plan we may have to acquire other institutions or branches or establish new offices; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments and inflation; general economic conditions, either nationally or in our market area; adverse changes in the securities and national and local real estate markets (including real estate values); legislative or regulatory changes that adversely affect our business; our ability to enter new markets successfully and take advantage of growth opportunities; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting bodies; and changes in our organization, compensation and benefit plans; and other factors discussed elsewhere in this report or set forth under Risk Factors’ in our Registration Statement on Form SB-2 under the Securities Act of 1933. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

General

Ben Franklin Bank of Illinois (“the Bank”) is a federally chartered savings bank headquartered in Arlington Heights, Illinois. Ben Franklin Bank of Illinois was originally founded in 1893 as a building and loan association. We conduct our business from our main office and two branch offices. All of our offices are located in the northwestern corridor of the Chicago metropolitan area.

Our principal business activity is the origination and purchase of mortgage loans secured by one- to four-family residential real estate. We also invest in commercial real estate, multi-family, construction, land, home equity and auto loans. The Bank offers a variety of deposit accounts, including checking, money market, savings, and certificates of deposit, and emphasizes personal and efficient service for its customers. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank of Chicago advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, maturities of debt securities, loan prepayments, and net income. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our primary focus is to develop and build profitable customer relationships across all lines of business while maintaining our focus as a community bank.

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

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Assets. Total assets at September 30, 2007 were $116.1 million compared to $118.9 million at December 31, 2006, a decrease of $2.8 million or 2.4%. This decrease reflects a decrease in cash and cash equivalents of $14.4 million used to fund our loan portfolio, which increased $12.0 million, and a decrease in our deposit accounts of $5.7 million. During the third quarter of 2007, our assets increased $3.0 million with loan balances increasing $6.6 million. The increase in loans was funded from a decrease in our cash and cash equivalents of $3.7 million and from a $2.5 million advance from the Federal Home Loan Bank of Chicago.

For the first nine months of 2007, loan balances increased to $102.6 million compared to $90.6 million at December 31, 2006. Our auto loan portfolio has increased to $7.0 million, 6.5% of our total loan portfolio as of September 30, 2007 as we continued our acquisition program under an agreement with a local bank. Since inception of the program at the beginning of 2007, we have purchased $7.6 million of auto loans. We anticipate future purchases of approximately $1.0 million per month through the remainder of 2007. Our construction loans, primarily for single-family residences, increased $5.4 million or 112.5% to $10.2 million as of September 30, 2007 compared to $4.8 million at December 31, 2006. Our single-family loans increased $837,000 or 1.7% to $50.5 million at September 30, 2007. During the nine month period, we purchased $3.8 million of primarily adjustable rate single-family loans. Our multi-family real estate loans decreased $2.2 million or 16.7% to $11.0 million at September 30, 2007. Our home equity lines-of-credit increased $669,000 or 9.9% to $7.5 million at September 30, 2007 compared to $6.8 million at December 31, 2006. While loan origination and purchase activity increased in the third quarter, we anticipate lower origination and purchase volume through the remainder of the year due to general economic conditions.

At September 30, 2007, the allowance for loan losses was $519,000 or 0.50% of the total loan portfolio compared to the allowance for loan losses at December 31, 2006 of $508,000 or 0.56% of the total loan portfolio. The Company’s nonperforming loans decreased to $379,000 or 0.37% of total loans at September 30, 2007 compared to $707,000 or 0.78% of total loans at December 31, 2006. The Company’s loans delinquent 90 days and over at September 30, 2007 total $379,000 in commercial real estate and auto loans.

Securities balances decreased $736,000 to $4.1 million at September 30, 2007 from $4.9 million at December 31, 2006 due to payments on mortgage-backed securities Our Federal Home Loan Bank stock balance remained unchanged at $1.3 million for the nine months ended September 30, 2007. Given the capital restrictions imposed on the Federal Home Loan Bank of Chicago, we may be unable to redeem additional shares for some time. The Federal Home Loan Bank of Chicago has also announced that it will not pay a dividend for the third quarter of 2007. It is unknown when dividend payments will resume and the amount of such dividends, if any.

Cash and cash equivalents decreased $14.4 million or 70.0% to $6.2 million at September 30, 2007 compared to $20.6 million at December 31, 2006. This decrease is due to an increase in our loan portfolio and the decrease in customer deposits.

We are currently developing new leased space for our main office as part of the overall redevelopment of the existing commercial property we currently occupy. This project has been one of our focal points in 2007. The redevelopment plan includes new commercial space as well as 110 new residential condominium units and 56 single-family homes. We anticipate relocating to our new main office early in December of 2007 at which time we will consolidate our branch office located in Arlington Heights into the new office. Construction of the residential portion of the redevelopment is expected to begin in early spring of 2008. As of September 30, 2007, costs related to the new office totaled $405,000.

Liabilities. Deposit balances decreased $5.7 million or 5.7% to $94.5 million at September 30, 2007 from $100.2 million at December 31, 2006. Our certificates of deposit accounts decreased $437,000 or 0.64% to $68.2 million at September 30, 2007 compared to $68.6 million at December 31, 2006. Our savings accounts decreased $1.6 million or 16.6% to $8.0 million at September 30, 2007 and our demand and money market accounts decreased $3.7 million or 16.9% to $18.2 million at September 30, 2007. The decrease in accounts reflects the competitive market from banks and other financial services firms. We are evaluating strategies to help increase non-certificate of deposit accounts and we will be introducing electronic bill payment in the fourth quarter of 2007 to our online banking product as an additional feature for our demand account customers.

Our balance in advances from the Federal Home Loan Bank of Chicago increased $2.5 million to $4.5 million at September 30, 2007 from $2.0 million at December 31, 2006 primarily to fund loan activity during the third quarter and to meeting liquidity needs. Additional advances may be taken in the future based on liquidity and cost considerations.

Equity. Total equity at September 30, 2007 was $15.8 million compared to $15.7 million at December 31, 2006. Equity increased by $91,000 due to net income and increased $22,000 due to a decrease in the unrealized loss on securities available-for-sale, net of deferred income taxes.

Interest Rate Risk. An important measure of interest rate risk is the amount by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) changes in the event of a range of assumed changes in market interest rates. We have utilized the Office of Thrift Supervision net portfolio value model (“NPV”) to provide an analysis of estimated changes in our NPV under the assumed instantaneous changes in the United States Treasury yield curve. The financial model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of the NPV. Set forth below is an analysis of the changes that would occur to our NPV as of June 30, 2007, the most recent information available, in the event of designated changes in the United States Treasury yield curve. Management does not believe there is a material change in market risk since June 30, 2007.

Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
				NPV Ratio (4)	Change in Basis Points
		Amount	Percent
	(Dollars in thousands)
+300	$10,463	$(4,196)	(29)%	9.47%	(319)
+200	12,113	(2,546)	(17)	10.77	(189)
+100	13,526	(1,133)	(8)	11.84	(82)
0	14,659	—	—	12.66	—
-100	15,458	799	5	13.21	55
-200	15,965	1,306	9	13.54	88

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

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

Comparison of Operating Results for the Three Months Ended September 30, 2007 and September 30, 2006

General. Net income increased 133.3% to $77,000 for the three months ended September 30, 2007 compared to $33,000 for the three months ended September 30, 2006. The primary reasons for this increase were increases in net interest income, non-interest income and a decrease in non-interest expense. Our net interest income increased $65,000 or 8.4% to $840,000 for the three months ended September 30, 2007 from $775,000 for the same period in 2006, primarily due to an increase in our average net interest earning assets resulting from the proceeds from our stock offering, partially offset by a decrease in deposit account balances. This resulted in an increase in our net interest margin to 3.00% for the three months ended September 30, 2007 compared to 2.83% for the prior year quarter. Non-interest income decreased by $16,000 or 24.2% to $50,000 for the three months ended September 30, 2007 compared to $66,000 for the three months ended September 30, 2006. Non-interest expense decreased $22,000 or 2.8% to $768,000 from $790,000 the prior year quarter primarily due to a decrease in data processing services.

Interest Income. Interest income increased $140,000 or 8.5% to $1.8 million for the three months ended September 30, 2007 compared to the prior year quarter. Interest income from loans increased $234,000 or 16.6% to $1.6 million due to increases in the average balance and the average yield of our loan portfolio and a $35,000 payment for interest owed on a prior loan restructuring. The average yield on loans for the three months ended September 30, 2007 increased to 6.53% compared to 6.25% for the three months ended September 30, 2006 due to higher rates on new originations, primarily from our auto loan portfolio and the additional $35,000 interest payment. The average loan balance increased $9.9 million or 10.9% to $100.5 million for the three months ended September 30, 2007 compared to $90.6 million for the three months ended September 30, 2006. The increase in our average portfolio balance was attributable to a $5.9 million increase in our consumer loans, primarily auto loans; a $2.0 million increase in our one-to-four family loans; and a $2.4 million increase in our construction loans.

Interest income from securities decreased $15,000 or 20.3% to $59,000 for the three months ended September 30, 2007 from $74,000 for three months ended September 30, 2006. Dividend income from Federal Home Loan Bank of Chicago stock declined $6,000 to $9,000 for the three months ended September 30, 2007 primarily due to the lower balance following the redemption of stock. The average balance of our securities decreased $1.6 million to $5.6 million for the three months ended September 30, 2007 compared to $7.2 million for three months ended September 30, 2006 due primarily to the payments on mortgage-backed securities and the redemption of $739,000 of Federal Home Loan Bank of Chicago stock during 2006. The yield on securities for the three months ended September 30, 2007 was 4.23% compared to 4.09% for the three months ended September 30, 2006 due to the repricing of adjustable mortgage-backed securities.

Interest from other interest-earning assets for the three months ended September 30, 2007 decreased $79,000 or 51.6% to $74,000 from $153,000 for the three months ended September 30, 2006. The average balance for the three months ended September 30, 2007 was $5.9 million with an average yield of 5.02%. For the three months ended September 30, 2006, the average balance was $11.7 million with an average yield of 5.25%. The decrease in yield reflected the 50 basis point decrease in the federal funds rate in September of 2007.

Interest Expense. Interest expense for the three months ended September 30, 2007 was $941,000, an increase of $75,000 or 8.7% from $866,000 for the three months ended September 30, 2006. This increase was primarily due to the rising cost of our certificates of deposit in a highly competitive market. The average balance of interest bearing liabilities decreased $6.6 million due to a $7.5 million decrease in the average balance of deposit accounts. The average cost of deposits was 3.89% for the three months ended September 30, 2007 compared to 3.38% for the prior year period. Deposits for the quarter ended September 30, 2006 included subscription funds held in a savings account at the Bank relating to our initial public offering which averaged approximately $3.1 million and helped reduce our overall costs during the period. We continue to face strong competition for demand and money market accounts in our market which has resulted in a decrease in the average balance for these accounts of $4.3 million during the quarter ended September 30, 2007 compared to the prior year quarter. Our strategy for these products has been to maintain our rate structure and expand the product features.

Interest expense on advances from the Federal Home Loan Bank of Chicago increased $12,000 for the quarter ended September 30, 2007 from the prior year quarter due to an additional advance of $2.5 million. The average balance of advances for the quarter ended September 30, 2007 was $2.9 million with an average cost of 4.80% compared to an average balance of $2.0 million with a cost 4.69% the prior year quarter.

Net Interest Income. Net interest income for the three months ended September 30, 2007 was $840,000 compared to $775,000 for the three months ended September 30, 2006, an increase of $65,000 or 8.4%. The average yield on interest-earning assets for the three months ended September 30, 2007 was 6.33% compared to 6.01% for the prior year period. The average cost of interest-bearing liabilities increased to 3.92% for the three months ended September 30, 2007 from 3.41% for the three months ended September 30, 2006. These changes resulted in a decrease in our net interest rate spread to 2.41% for the three months ended September 30, 2007 compared to 2.60% for the three months ended September 30, 2006. The repricing of our maturing certificates of deposit at higher interest rates was the primary factor in the decrease in our net interest rate spread.

Provision for Loan Losses. Our allowance for loan losses is the estimated amount considered necessary to reflect probable incurred losses in the loan portfolio at the balance sheet date. Our analysis includes a review of identified problem loans for which a specific allowance is required as well as a general allowance for the remainder of the portfolio.

The provision for loan losses for the three months ended September 30, 2007 was $7,000. There was no provision for the three months ended September 30, 2006. While the credit quality and underwriting of our loans has remained relatively unchanged, the increase in our provision reflects a general increase in our loan portfolio as well as changes in the mix of our portfolio. While our methodology takes into account higher risk factors for multi-family real estate, commercial real estate, construction, commercial and land lending, other factors including our experience with our borrowers and community, our underwriting standards and the repayment performance of our portfolio loans may offset these risks.

Non-interest Income. For the three months ended September 30, 2007, non-interest income decreased $16,000 or 24.2% to $50,000 compared to $66,000 for the three months ended September 30, 2006. Fees received from providing loan origination services for other financial institutions, one of the largest component of non-interest income, totaled $15,000 for the three months ended September 30, 2007 compared to $25,000 for the three months ended September 30, 2006. This decrease was due to lower origination activity.

Non-interest Expense. For the three months ended September 30, 2007, non-interest expense totaled $768,000 compared to $790,000 for the prior year period, a decrease of 2.8%. Compensation and benefits expense increased $4,000 or 0.8% for the three months ended September 30, 2007 from the three months ended September 30, 2006. Professional fees increased $28,000 or 116.7% to $52,000 for the three months ended September 30, 2007 from $24,000 the three months ended September 30, 2006 due to fees related to operating as a public company. Data processing decreased $42,000 from the prior year quarter due to system changes implemented in the fourth quarter of 2006. All other components of non-interest expense decreased $12,000 or 5.5% from the prior year period on a net basis.

Income Tax Provision. The provision for income taxes was $38,000 for the three months ended September 30, 2007 compared to $18,000 for the three months ended September 30, 2006. The increase in the provision was due to the increase in pretax income of $64,000.

Comparison of Operating Results for the Nine Months Ended September 30, 2007 and September 30, 2006

General. Net income decreased 3.2% to $91,000 for the nine months ended September 30, 2007 compared to $94,000 for the nine months ended September 30, 2006. Our net interest income increased $120,000 or 5.3% for the nine months ended September 30, 2007 to $2.4 million. Our net interest margin was relatively unchanged from 2.81% for the nine months ended September 30, 2006 to 2.82% for the nine months ended September 30, 2007. The impact on our net interest income due to the declining margin was offset by an increase in our average net interest earning assets resulting from the deployment of proceeds from our stock offering. Non-interest income was $141,000, for the nine months ended September 30, 2007 compared to $175,000 for the prior year period. Non-interest expense increased $89,000 or 3.9% to $2.4 million from $2.3 million the prior year period primarily due to an increase in professional fees related to operating as a public company.

Interest Income. Interest income increased $499,000 or 10.7% for the nine months ended September 30, 2007 compared with the prior year period to $5.2 million. Interest income from loans increased $468,000 or 11.5% to $4.6 million for the nine months ended September 30, 2007 due to an increase in yields, an increase in the average portfolio balance, and a $35,000 payment for interest owed on a prior loan restructuring. The average yield on loans for the nine months ended September 30, 2007 increased to 6.33% compared to 6.06% for the nine months ended September 30, 2006 due to upward repricing of certain adjustable rate loans and higher rates on new originations and the additional $35,000 interest payment. The average loan balance increased $6.0 million or 6.7% to $96.0 million for the nine months ended September 30, 2007 compared to $90.0 million for the nine months ended September 30, 2006. The increase in our average portfolio balance was attributable to a $3.5 million increase in our consumer loans, primarily auto loans; a $1.8 million increase in our one-to-four family loans; and a $1.1 million increase in our commercial loans.

Interest income from securities decreased $46,000 or 19.7% to $188,000 for the nine months ended September 30, 2007 from $234,000 for nine months ended September 30, 2006. Dividend income from Federal Home Loan Bank of Chicago stock declined $17,000 to $31,000 for the nine months ended September 30, 2007 primarily due to the lower balance following the redemption of stock. The average balance of our securities decreased $2.3 million to $5.9 million for the nine months ended September 30, 2007 compared to $8.2 million for nine months ended September 30, 2006 due primarily to the payments on mortgage-backed securities and the redemption of $739,000 of Federal Home Loan Bank of Chicago stock during 2006. The yield on securities for the nine months ended September 30, 2007 was 4.27% compared to 3.80% for the nine months ended September 30, 2006 due to the repricing of adjustable mortgage-backed securities and the reduced Federal Home Loan Bank stock balance.

Interest from other interest-earning assets for the nine months ended September 30, 2007 increased $77,000 or 22.6% to $418,000 from $341,000 for the nine months ended September 30, 2006 due to higher balances and higher interest rates. The average balance for the nine months ended September 30, 2007 was $10.8 million with an average yield of 5.17%. For the nine months ended September 30, 2006, the average balance was $9.3 million with an average yield of 4.90%. The higher rate reflect an increase in the federal funds rate during 2006.

Interest Expense. Interest expense for the nine months ended September 30, 2007 was $2.8 million, an increase of $380,000 or 15.9% from $2.4 million for the nine months ended September 30, 2006 due to an increase in the average cost to 3.86% for the nine months ended September 30, 2007 compared to 3.22% for the prior year period. This increase was due to an increase in general interest rates and a highly competitive market combined with a higher percentage of our deposits in certificates of deposit. The average balance of interest bearing liabilities decreased $3.3 million due to a $3.6 million decrease in the average balance of deposit accounts. The average cost of deposits was 3.83% for the nine months ended September 30, 2007 compared to 3.19% for the prior year period.

Interest expense on advances from the Federal Home Loan Bank increased $12,000 for the nine months ended September 30, 2007 compared to the prior year period. The average balance increased $312,000 to $2.3 million with an average cost of 4.71% compared to an average balance of $2.0 million and average cost of 4.64% the prior year due to an additional advance of $2.5 million.

Net Interest Income. Net interest income for the nine months ended September 30, 2007 increased $120,000 or 5.3% to $2.4 million. The average yield on interest-earning assets for the nine months ended September 30, 2007 was 6.11% compared to 5.79% for the prior year period. The average cost of interest-bearing liabilities increased to 3.86% for the nine months ended September 30, 2007 from 3.22% for the nine months ended September 30, 2006. These changes resulted in a decrease in our net interest rate spread to 2.25% for the nine months ended September 30, 2007 compared to 2.57% for the nine months ended September 30, 2006.

Provision for Loan Losses. Our allowance for loan losses is the estimated amount considered necessary to reflect probable incurred losses in the loan portfolio at the balance sheet date. Our analysis includes a review of identified problem loans for which a specific allowance is required as well as a general allowance for the remainder of the portfolio.

Our provision for loan losses for the nine months ended September 30, 2007 was $12,000 compared to a credit of $1,000 for the nine months ended September 30, 2006. While the credit quality and underwriting of our loans has remained relatively unchanged, the increase in our provision reflects a general increase in our loan portfolio as well as changes in the mix of our portfolio. While our methodology takes into account higher risk factors for multi-family real estate, commercial real estate, construction, commercial and land lending, other factors including our experience with our borrowers and community, our underwriting standards and the repayment performance of our portfolio loans may offset these risks.

Non-interest Income. For the nine months ended September 30, 2007, non-interest income was $141,000 compared to $175,000 for the nine months ended September 30, 2006. Fees received from providing loan origination services for other financial institutions, the largest component of non-interest income, decreased $21,000 to $38,000 for the nine months ended September 30, 2007 compared to $59,000 for the nine months ended September 30, 2006 due to a lower originations.

Non-interest Expense. For the nine months ended September 30, 2007, non-interest expense totaled $2.4 million compared to $2.3 million for the prior year period, a 4.3% increase. Compensation and benefits expense increased $63,000 or 4.8% for the nine months ended September 30, 2007 from the nine months ended September 30, 2006 due to normal salary increases and the cost related to the ESOP which was implemented with the initial public offering. Professional fees increased $112,000 or 145.5% to $189,000 for the nine months ended September 30, 2007 from $77,000 the nine months ended September 30, 2006 due to fees related to operating as a public company. Data processing decreased $57,000 from the prior year quarter due to system changes implemented in the fourth quarter of 2006. Regulatory fees decreased $19,000 to $42,000 for the nine months ended September 30, 2007 from the prior year period. All other components of non-interest expense decreased $10,000 or 1.6% from the prior year period on a net basis.

Income Tax Provision. The provision for income taxes was $42,000 for the nine months ended September 30, 2007 compared to $55,000 for the nine months ended September 30, 2006. The decrease in the provision was due to the decrease in pretax income of $16,000.

Analysis of Net Interest Income

Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated, as well as balances and average yields and costs as of September 30, 2007. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

	At September 30, 2007		Three Months Ended September 30,
			2007			2006
	Outstanding Balance(1)	Yield/Rate	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
One- to four-family	$50,173	5.44%	$50,088	$697	5.57%	$48,117	$620	5.16%
Multi-family, commercial real estate, and land	27,966	6.47	27,263	452	6.58	27,789	461	6.65
Construction	6,010	7.54	5,532	165	11.79	3,151	85	10.88
Commercial business	3,773	8.66	3,906	89	9.03	3,503	93	10.62
Home equity lines-of-credit	7,486	7.23	7,688	141	7.26	7,870	152	7.73
Consumer	7,183	7.38	6,045	104	6.82	147	3	9.60

Total loans	102,591	6.23	100,522	1,648	6.53	90,577	1,414	6.25
Securities and FHLB stock	5,457	4.30	5,639	59	4.23	7,180	74	4.09
Other interest-earning assets	5,213	4.66	5,880	74	5.02	11,674	153	5.25

Total interest-earning assets	113,261	6.07	112,041	$1,781	6.33	109,431	$1,641	6.01
Non-interest-earning assets	2,843		2,475			3,594

Total assets	$116,104		$114,516			$113,025

Liabilities and retained earnings:
Savings deposits	$8,012	0.85	$8,208	$17	0.84	$13,670	$29	0.84
Money market/demand accounts	16,476	1.52	16,903	64	1.50	21,228	94	1.78
Certificates of deposit	68,194	4.90	67,321	825	4.86	65,025	720	4.44

Total deposits	92,682	3.95	92,432	906	3.89	99,923	843	3.38
FHLB advances	4,500	4.65	2,924	35	4.80	2,000	23	4.69

Total interest-bearing liabilities	97,182	3.98	95,356	941	3.92	101,923	866	3.41
Non-interest-bearing deposits	1,769		1,872			1,831
Other liabilities	1,345		1,491			861

Total liabilities	100,296		98,719			104,615
Stockholders’ equity	15,808		15,797			8,410

Total liabilities and stock-holders’ equity	$116,104		$114,516			$113,025

Net interest income				$840			$775

Net interest rate spread		2.09%			2.41%			2.60%

Net interest-earning assets	$16,079		$16,685			$7,508

Net interest margin					3.00%			2.83%

Average of interest-earning assets to interest-bearing liabilities		116.55%			117.50%			117.37%

(1)	Net of allowance for loan losses, loans in process, loan costs and discounts and premiums.

	Nine Months Ended September 30,
	2007			2006
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
One- to four-family	$49,764	$2,024	5.42%	$47,975	$1,830	5.01%
Multi-family, commercial real estate, and land	27,119	1,330	6.55	27,736	1,369	6.60
Construction	4,186	328	10.49	3,348	265	10.61
Commercial business	3,874	260	8.97	2,813	184	8.75
Home equity lines-of-credit	7,362	413	7.50	7,936	425	7.15
Consumer	3,680	195	7.10	157	9	7.75

Total loans	95,985	4,550	6.33	89,965	4,082	6.06
Securities and FHLB stock	5,886	188	4.27	8,220	234	3.80
Other interest-earning assets	10,815	418	5.17	9,301	341	4.90

Total interest-earning assets	112,686	$5,156	6.11	107,486	$4,657	5.79
Non-interest-earning assets	2,352			3,093

Total assets	$115,038			$110,579

Liabilities and retained earnings:
Savings deposits	$8,587	$54	0.84	$11,981	$76	0.84
Money market/demand accounts	17,652	197	1.49	21,799	263	1.61
Certificates of deposit	67,544	2,439	4.83	63,646	1,984	4.17

Total deposits	93,783	2,690	3.83	97,426	2,323	3.19
FHLB advances	2,312	81	4.71	2,000	69	4.64

Total interest-bearing liabilities	96,095	2,771	3.86	99,426	2,392	3.22
Non-interest-bearing liabilities	1,887			1,826
Other liabilities	1,304			990

Total liabilities	99,286			102,242
Stockholders’ equity	15,752			8,337

Total liabilities and stock-holders’ equity	$115,038			$110,579

Net interest income		$2,385			$2,265

Net interest rate spread			2.25%			2.57%

Net interest-earning assets	$16,591			$8,060

Net interest margin			2.82%			2.81%

Average of interest-earning assets to interest-bearing liabilities			117.27%			108.11%

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of Ben Franklin Financial, Inc. interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended September 30, 2007 vs. 2006			Nine Months Ended September 30, 2007 vs. 2006
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans:
One- to four-family	$26	$51	$77	$71	$123	$194
Multi-family, commercial real estate, and land	(6)	(3)	(9)	(29)	(10)	(39)
Construction	72	8	80	66	(3)	63
Commercial business	10	(14)	(4)	71	5	76
Home equity lines-of-credit	(3)	(8)	(11)	(32)	20	(12)
Consumer	102	(1)	101	187	(1)	186

Total loans	201	33	234	334	134	468
Securities	(17)	2	(15)	(72)	26	(46)
Other interest-earning assets	(72)	(7)	(79)	58	19	77

Total interest-earning assets	112	28	140	320	179	499

Interest-bearing liabilities:
Savings deposits	(12)	—	(12)	(22)	—	(22)
Money market/demand accounts	(17)	(13)	(30)	(47)	(19)	(66)
Certificates of deposit	28	77	105	127	328	455

Total deposits	(1)	64	63	58	309	367
FHLB Advances	11	1	12	11	1	12

Total interest-bearing Liabilities	10	65	75	69	310	379

Change in net interest income	$102	$(37)	$65	$251	$(131)	$120

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

Our cash flows are comprised of three primary classifications: (i) cash flows from operating activities, (ii) investing activities, and (iii) financing activities. Net cash from operating activities was $41,000 and ($666,000) for the nine months ended September 30, 2007 and 2006, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and purchases, offset by principal collections on loans and mortgage-backed securities, and proceeds from Federal Home Loan Bank stock redemption. Net cash from investing activities were ($11.5) million and ($1.2) million for the nine months ended September 30, 2007 and 2006, respectively. Net cash from financing activities consisted primarily of the activity in deposit, borrowing, and escrow accounts. The net cash from financing activities was ($2.9) million and $23.1 million for the nine months ended September 30, 2007 and 2006, respectively.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Chicago advances and other borrowings as sources of funds. At September 30, 2007, cash and cash equivalents totaled $6.2 million.

At September 30, 2007, the Bank exceeded all of its regulatory capital requirements with a Tier 1 (core) capital level of $12.0 million, or 10.30% of adjusted total assets which was $7.4 million above the required level of $4.6 million, or 4.00%; and total risk-based capital of $12.5 million or 14.41% of risk weighted assets, which was $5.5 million above the required level of $6.9 million or 8.00%. The Bank at September 30, 2007 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

At September 30, 2007, we had outstanding commitments to originate loans of $1.6 million. During the first quarter of 2007, we entered into an agreement with a local bank to purchase approximately $1.0 million per month in auto loans through the remainder of 2007. We anticipate that we will have sufficient funds available to meet our current loan commitments. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from September 30, 2007 totaled $60.8 million. Management believes, based on past experience that a significant portion of such deposits will remain with us. Our new main office building, which is currently under construction, is projected to cost $1.1 million. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

Off-Balance Sheet Arrangements.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For the three months ended September 30, 2007, we did not engage in any off-balance sheet transactions other than loan origination commitments in the normal course of our lending activities.

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

BEN FRANKLIN FINANCIAL, INC.
(Registrant)

Date: November 14, 2007	/s/ C. Steven Sjogren
C. Steven Sjogren
President and Chief Executive Officer