Form 10KSB
period 2007-12-31
Ben Franklin Financial, Inc.
filed 2008-03-31
CIK 1366925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-52240

Ben Franklin Financial, Inc.

(Name of Small Business Issuer in its Charter)

Federal	20-5838969
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

830 East Kensington Road, Arlington Heights, Illinois	60004
(Address of Principal Executive Office)	(Zip Code)

(847) 398-0990

(Issuer’s Telephone Number including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days.    (1) YES  ☒    NO  ☐.

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

The Registrant’s revenues for the year ended December 31, 2007 were $7.1 million.

The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of the Common Stock as of March 3, 2008 was $6.2 million. As of March 28, 2008, there were 1,983,750 shares issued and outstanding of the Registrant’s Common Stock, including 1,091,062 shares owned by Ben Franklin Financial, MHC.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2008 Annual Meeting of Stockholders (Part III)

Transitional Small Business Disclosure Format (check one):    ☐  YES    ☒  NO

Ben Franklin Financial, Inc.

Annual Report on Form 10-KSB

For The Year Ended

December 31, 2007

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	our ability to manage the risk in our loan portfolio;

•	significantly increased competition among depository and other financial institutions;

•	our ability to execute our plan to grow our assets on a profitable basis;

•	our ability to execute on a favorable basis any plan we may have to acquire other institutions or branches or establish new offices;

•	changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments and inflation;

•	general economic conditions, either nationally or in our market area;

•	adverse changes in the securities and national and local real estate markets (including real estate values);

•	legislative or regulatory changes that adversely affect our business;

•	our ability to enter new markets successfully and take advantage of growth opportunities;

•	changes in consumer spending, borrowing and savings habits;

•	the effect of a slowing economy on our lending portfolio;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting and auditing bodies; and

•	changes in our organization, compensation and benefit plans.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Ben Franklin Financial, MHC

Ben Franklin Financial, MHC is the federally-chartered mutual holding company parent of Ben Franklin Financial, Inc. Ben Franklin Financial, MHC’s only business is the ownership of 55.0% of the outstanding shares of common stock of Ben Franklin Financial, Inc. So long as Ben Franklin Financial, MHC exists, it will own a majority of the voting stock of Ben Franklin Financial, Inc. At December 31, 2007, Ben Franklin Financial, MHC had assets of $15.9 million. Ben Franklin Financial, MHC’s executive office is located at 830 East Kensington Road, Arlington Heights, Illinois 60004, and its telephone number is (847) 398-0990.

Ben Franklin Financial, Inc.

Ben Franklin Financial, Inc. (the “Company”) is the mid-tier stock holding company for Ben Franklin Bank of Illinois. Ben Franklin Financial, Inc. is chartered under federal law and owns 100% of the outstanding shares of common stock of Ben Franklin Bank of Illinois. Ben Franklin Financial, Inc. has not engaged in any significant business activity other than owning all of the shares of common stock of Ben Franklin Bank of Illinois. At December 31, 2007, Ben Franklin Financial, Inc. had consolidated assets of $116.9 million, total deposits of $95.2 million and stockholders’ equity of $15.8 million. Ben Franklin Financial, Inc.’s net income for the year ended December 31, 2007 was $51,000. At December 31, 2007, apart from its ownership of shares of common stock of Ben Franklin Bank of Illinois, Ben Franklin Financial, Inc. had assets of $3.7 million, which were invested primarily in a savings account and the employee stock ownership plan loan with Ben Franklin Bank of Illinois. The executive offices of Ben Franklin Financial, Inc. are located at 830 East Kensington Road, Arlington Heights, Illinois 60004, and its telephone number is (847) 398-0990.

Ben Franklin Bank of Illinois

Ben Franklin Bank of Illinois is a federally-chartered savings bank headquartered in Arlington Heights, Illinois. Ben Franklin Bank of Illinois was originally founded in 1893 as a building and loan association. We conduct our business from our main office and one branch office. All of our offices are located in the northwestern corridor of the Chicago metropolitan area. The telephone number at our main office is (847) 398-0990.

General

Our principal business consists of attracting retail deposits from the general public in our market and investing those deposits, together with funds generated from operations and to a lesser extent borrowings, in one- to four-family residential mortgage loans and, to a lesser extent, multi-family real estate loans, commercial real estate loans, home equity lines-of-credit, construction and land loans and other loans. We also invest in mortgage-backed and other securities and have recently acquired a significant number of automobile loans. Our revenues are derived principally from the interest on loans and securities, loan origination, brokerage and servicing fees and fees levied on deposit accounts. Our primary sources of funds are deposits and principal and interest payments on loans and securities. Management does not know how serious an effect the current economic slowdown will have on the Company’s lending operations except that it is likely to affect origination volume and credit quality. Also the softening in real estate values will likely adversely affect the realizable value of the Company’s real estate collateral.

Our website address is www.benfrankbank.com. Information on our website should not be considered a part of this annual report.

Market Area

We conduct business through our main office located at 830 East Kensington Road, Arlington Heights, Illinois and our branch office located at 3148 Kirchoff Road, Rolling Meadows, Illinois. We have closed our offices at 14 N. Dryden Place and 360 E. Northwest Highway, both located in Arlington Heights and consolidated those offices into our new main office.

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

Competition

We face intense competition within our market area both in making loans and attracting deposits. The Chicago metropolitan area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of the June 30, 2007 Federal Deposit Insurance Corporation’s annual deposit report, our market share of deposits represented less than 1% of deposits in Cook County, Illinois.

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

Lending Activities

The principal lending activity of Ben Franklin Bank of Illinois is originating and acquiring one- to four-family residential mortgage loans, commercial real estate loans, multi-family real estate loans, home equity lines-of-credit, automobile loans, construction and land loans, and other loans. Since 2002, we have expanded our multi-family and commercial real estate lending in an effort to diversify our overall loan portfolio, increase the yield of our loans and shorten asset duration. In addition, over the same period, we have increased the size of our lending unit and, in 2005, hired a new Chief Lending Officer.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan, at the dates indicated, excluding loans held for sale.

	December 31,
	2007		2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate:
One- to four-family	$46,870	42.97%	$49,689	53.34%
Multi-family	11,623	10.65	13,205	14.18
Commercial	15,924	14.60	13,390	14.37
Construction	11,761	10.78	4,821	5.18
Land	1,369	1.25	1,074	1.15

Total real estate	87,547	80.25	82,179	88.22
Consumer and other loans:
Home equity lines-of-credit	9,081	8.32	6,794	7.29
Commercial business	3,341	3.06	4,052	4.35
Automobile	9,097	8.34	90	0.10
Other	36.03		41	0.04

Total consumer and other loans	21,555	19.75	10,977	11.78

Total loans	109,102	100.00%	93,156	100.00%

Premiums and net deferred loan costs	257		52
Loans in process	(3,828)		(2,126)
Allowance for loan losses	(495)		(508)

Total loans, net	$105,036		$90,574

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2007. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Loans are presented net of loans in process.

	One- to Four-Family		Multi-Family, Commercial Real Estate, and Land		Construction		Home Equity Lines-of- Credit, Automobile, and Other		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2008	$4,373	6.90%	$7,660	6.05%	$8,034	7.11%	$742	7.19%	$1,677	7.61%	$22,486	6.75%
2009	1,957	5.68	3,313	6.10	—	—	501	8.18	307	6.35	6,078	6.15
2010	1,880	5.61	4,190	6.68	—	—	467	8.19	134	6.62	6,671	6.48
2011 to 2012	3,948	5.67	7,554	6.65	—	—	7,649	6.96	55	6.75	19,206	6.57
2013 to 2017	7,653	5.49	4,921	6.38	—	—	8,855	6.59	1,168	10.19	22,597	6.36
2018 to 2022	6,328	5.38	477	7.22	—	—	—	—	—	—	6,805	5.51
2022 and beyond	20,731	5.28	700	7.03	—	—	—	—	—	—	21,431	5.34

Total	$46,870	5.54%	$28,815	6.41%	$8,034	7.11%	$18,214	6.86%	$3,341	8.34%	$105,274	6.21%

Loans in process											3,828

Total gross loans											$109,102

The following table sets forth our fixed- and adjustable-rate loans at December 31, 2007 that are contractually due after December 31, 2008. Loans are presented net of loans in process.

	Due After December 31, 2008
	Fixed	Adjustable		Total
	(In thousands)
Real Estate:
One- to four-family	$9,712	$32,785	(1)	$42,497
Multi-family, commercial real estate and land	14,451	6,704		21,155
Construction	—	—		—

Total real estate loans	24,163	39,489		63,652

Consumer and other loans:
Home equity lines-of-credit, automobile, and other	9,133	8,339		17,472
Commercial business	1,301	363		1,664

Total consumer and other loans	10,434	8,702		19,136

Total	$34,597	$48,191		$82,788

(1)	Includes loans which are fixed for a period of three to five years and then adjust.

Loan Approval Procedures and Authority. Pursuant to federal law, the aggregate amount of loans that Ben Franklin Bank of Illinois is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Ben Franklin Bank of Illinois’ unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2007, based on the 15% limitation, Ben Franklin Bank of Illinois’ loans-to-one-borrower limit was approximately $1.9 million. On the same date, Ben Franklin Bank of Illinois had no borrowers with outstanding balances in excess of this amount. As of December 31, 2007, the largest dollar amount outstanding to one borrower, or group of related borrowers, was $1.8 million and was secured by multi-family real estate. This loan was performing in accordance with its terms at December 31, 2007.

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

One- to Four-Family Residential Real Estate Lending. The cornerstone of our lending program has long been the origination or purchase of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 2007, $46.9 million, or 43.0% of our gross loan portfolio consisted of permanent loans on one- to four-family residences. At that date, our average outstanding one- to four-family residential loan balance was $155,000 and our largest outstanding residential loan had a principal balance of $1.1 million. Virtually all of the residential loans we originate are secured by properties located in our market area. See “—Originations, Sales and Purchases of Loans.”

Due to consumer demand, many of our recent originations are 15- to 30-year fixed-rate loans secured by one- to four-family residential real estate. We generally originate our fixed-rate one- to four-family residential loans in accordance with secondary market standards to permit their sale. At December 31, 2007, we had $2.9 million of fixed-rate residential loans with original contractual maturities of 10 years or less, $6.4 million of fixed-rate residential loans with original contractual maturities between 10 and 20 years and $2.9 million of fixed-rate residential loans with original contractual maturities in excess of 21 years in our portfolio.

We monitor the volume and rate of our fixed-rate one- to four-family residential mortgage loans to help ensure compliance with our asset/liability management policy. As a result, during recent years, we have sold much of our long-term fixed-rate one- to four-family residential loan production. Depending on asset/liability management considerations and market conditions, we also may take applications for long-term residential fixed-rate residential loans made by larger national mortgage lenders in order to earn fee income and maintain a relationship with our customers. Currently, we are satisfying the customer demand for fixed-rate loans by taking applications for such loans for other lenders.

In order to reduce the term to repricing of our loan portfolio, we also originate and purchase adjustable-rate one- to four-family residential mortgage loans. Our current adjustable-rate mortgage loans carry interest rates which adjust annually at a margin (generally 295 basis points) over the yield on one-year U.S. Treasury securities. These adjustable rate loans generally have a fixed rate for the first three to five years of the loan term. Such loans carry terms to maturity of up to 30 years. The adjustable-rate mortgage loans currently offered by us generally provide for a 200 basis point annual interest rate change cap and a lifetime cap of 600 basis points over the initial rate. The initial interest rate on such loans is often fixed for a period of up to seven years. Substantially all of our one- to four-family residential mortgage loan originations are secured by properties located in our market area.

Over the past three years, we have found it difficult to originate adjustable-rate one- to four-family residential mortgage loans in quantities sufficient to meet asset/liability management objectives.

Accordingly, we have purchased pools of such loans from local institutions. During 2007, we purchased $4.7 million of such loans. As of December 31, 2007, $29.1 million of our one- to four-family residential loans were acquired from other institutions.

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. Also, many of our adjustable-rate one- to four-family residential loans have fixed rates of interest for an initial period of up to seven years. As a result, the effectiveness of adjustable-rate mortgage loans may be limited during periods of rapidly rising interest rates. At December 31, 2007, $34.6 million, or 73.9% of our one- to four-family residential loans, had adjustable rates of interest.

We evaluate both the borrower’s ability to make principal, interest and escrow payments and the value of the property that will secure the loan. Residential mortgage loans do not currently include prepayment penalties, are non-assumable and do not produce negative amortization. Our residential mortgage loans customarily include due-on-sale clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells the property subject to the mortgage. We currently originate residential mortgage loans for our portfolio with loan-to-value ratios of up to 80% for owner-occupied one- to four-family homes and up to 75% for non-owner occupied homes. At December 31, 2007, we had no single-family loans which were 90 days or more delinquent.

Multi-Family Real Estate Lending. During recent years, we have increased our multi-family real estate lending. Most of our originated loans are located in our primary market area. At December 31, 2007, we had $11.6 million in multi-family real estate loans, representing 10.7% of the gross loan portfolio.

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

At December 31, 2007, our largest multi-family loan had a balance of $1.1 million and was secured by a twelve unit apartment building. At December 31, 2007, this loan was performing in accordance with its terms.

Multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. At December 31, 2007, we had no multi-family loans which were 90 days or more delinquent.

We intend to continue to stress permanent multi-family lending in the future.

Commercial Real Estate Lending. In recent years, we have sought to increase our commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed-use and other commercial properties. At December 31, 2007, we had $15.9 million in commercial real estate loans, representing 14.6% of our gross loan portfolio.

Our commercial real estate loans generally have interest rates which are fixed for the first five years and then adjust at one to five year intervals thereafter. While such loans may have amortization schedules of up to 25 years, most of such loans have maturities of ten years or less. The maximum loan-to-value ratio of our commercial real estate loans is generally 75%. At December 31, 2007, our largest commercial real estate loan totaled $1.1 million and was secured by a commercial industrial building. At December 31, 2007, this loan was performing in accordance with its terms.

Set forth below is information regarding our commercial real estate loans at December 31, 2007.

Type of Loan	Number of Loans	Balance
		(Dollars in thousands)
Office	8	$4,256
Industrial	4	2,630
Retail	6	4,017
Mixed use	11	4,380
Other	3	641

Total	32	$15,924

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

Loans secured by commercial real estate generally are larger than one- to four-family residential loans and involve greater credit risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate. At December 31, 2007, we had no non-performing commercial real estate loans.

We intend to continue to stress commercial real estate lending in the future.

Construction and Land Lending. We make construction loans to builders and developers for the construction of one- to four- and multi-family residential units and to individuals for the construction of their primary or secondary residence. We also make a limited amount of land loans to developers, primarily for the purpose of developing residential subdivisions. At December 31, 2007, our construction loans totaled $11.8 million representing 10.8% of the gross loan portfolio and our land loans totaled $1.4 million representing 1.3% of the gross loan portfolio.

At December 31, 2007, our largest outstanding residential construction loan commitment was for $1.3 million of which $639,000 was outstanding. This loan was performing according to its terms at December 31, 2007.

The application process includes a submission to Ben Franklin Bank of Illinois of plans, specifications and costs of the project to be constructed or developed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building). Our construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. Outside independent licensed appraisers inspect the progress of the construction of the dwelling before disbursements are made.

We make loans to builders and developers “on speculation” to finance the construction of residential property where an independent appraisal shows that a ready market exists for the property as completed. Such loans generally have adjustable interest rates based upon the prime rate as published in the Wall Street Journal with terms from six months to two years. The proceeds of the loan are advanced during construction based upon the percentage of completion as determined by an inspection. The loan amount normally does not exceed 80% of projected completed value for homes that have been pre-sold to the ultimate occupant. For loans to builders for the construction of homes not pre-sold, which may carry a higher risk, the loan-to-value ratio is generally limited to 75%. Whether we are willing to provide permanent takeout financing to the purchaser of the home is determined independently of the construction loan by a separate underwriting process. At December 31, 2007, we had construction loans with outstanding aggregate balances of $5.2 million secured by one- to four-family residential property built on speculation.

We also make construction loans for commercial development projects such as multi-family, apartment and small retail and office buildings. These loans generally have an interest-only phase during construction then convert to permanent financing. Disbursements of construction loan funds are at our discretion based on the progress of construction. The maximum loan-to-value ratio limit applicable to these loans is generally 75%. At December 31, 2007, we had construction loans with an outstanding aggregate balance of $2.9 million and $910,000 of undrawn commitments which were secured by multi-family residential or commercial property.

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

The table below sets forth, by type of security property, the number and amount of our construction and land loans at December 31, 2007, all of which are secured by properties located in our market area.

	Number of Loans	Loans in Process	Net Principal Balance	Non- Performing
	(Dollars in thousands)
One- to four-family construction	10	$2,378	$5,153	$267
Multi-family construction	3	909	2,871	—
Residential land	1	440	10	—

Total construction and land loans	14	$3,727	$8,034	$267

Construction and land lending generally affords us an opportunity to receive higher origination and other loan fees. In addition, such loans are generally made for relatively short terms. Nevertheless, construction and land lending to persons other than owner-occupants is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions (including the current slowing economy and softness in real estate values) on construction projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. Our risk of loss on a construction or land loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. When loan payments become due, the cash flow from the property may not be adequate to service the debt. In such cases, we may be required to modify the terms of the loan.

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

At December 31, 2007, Ben Franklin Bank of Illinois had $9.1 million or 8.3% of gross loans in home equity loans and outstanding advances under home equity lines and an additional $13.6 million of funds committed, but not advanced, under the home equity lines-of-credit.

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

Commercial business loans are made with terms usually less than five years with either variable or fixed rates of interest. Variable rates are based on the prime rate plus a margin. Fixed-rate commercial business loans are set at a margin above prime rate. At December 31, 2007, Ben Franklin Bank of Illinois had $3.3 million of commercial business loans outstanding, representing 3.1% of the gross loan portfolio.

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

At December 31, 2007, our largest commercial business loan relationship was a $805,000 loan with a commercial trucking company. At December 31, 2007, this loan was performing in accordance with its terms. We intend to remain an active commercial business lender in the future.

Consumer Lending. In an effort to expand our consumer loan portfolio and increase the overall yield on our loan portfolio, we entered into an agreement with a local institution in 2007 to purchase approximately $1.0 million per month of loans on new and used automobiles. For 2008, we agreed to purchase approximately $750,000 per month from the same seller under a similar agreement. Prior to entering into the agreement, we reviewed the knowledge and experience of the institution’s management in this area, the underwriting standards, and their historical loss rates. We also had discussions with other investors.

Under the purchase agreement, on a monthly basis the seller aggregates automobile loans into pools for our purchase. The pools are segregated into risk categories with each category having predefined limits as to the maximum amounts allowed. Generally the pools are sold without recourse. We receive a listing of the individual loans in the pool, which includes loan and borrower information, prior to funding the purchase, however we are not permitted to substitute loans in a pool or purchase part of a pool. The seller is responsible for dealer relationships and the monitoring of their performance.

The seller performs all servicing functions including the collection of principal, interest, and fees as well as repossessions and recoveries. We also perform ongoing quarterly reviews of loan files and review operational procedures as part of our internal audit function. For 2007, we purchased $10.4 million of such loans. At December 31, 2007, Ben Franklin Bank of Illinois had approximately $9.1 million of automobile loans outstanding, representing 8.3% of the gross loan portfolio.

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances as well as the current slowing economy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2007, we had $33,000 of repossessed automobiles. There were no other consumer loans that were non-performing. While the current amount of our repossessed assets and non-performing consumer loans is low, there can be no assurance that delinquencies in our consumer loan portfolio will not increase in the future. We currently anticipate, subject to market conditions, our loan loss experience, and other factors, we will continue to purchase automobile loans.

Originations, Purchases and Sales of Loans

We originate real estate and other loans through marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys. We currently offer incentives to employees for loan referrals. We also employ commissioned loan originators to assist in the process of obtaining loans.

We sell loans based on asset/liability, risk-sharing and regulatory considerations. For instance, we often sell participation interests in our large, multi-family and commercial real estate loans in order to diversify our risk. At December 31, 2007, we serviced $374,000 of commercial mortgage loans and $151,000 of residential mortgage loans for others.

We purchase loans from third parties to supplement loan production. In particular, we may purchase loans of a type which are not available to us with favorable terms in our own market area. For instance, during 2007, in accordance with our asset/liability policy, we purchased $10.4 million of automobile loans and $4.7 million in one- to four-four family residential loans. In addition, we have purchased on occasion participations in income-producing property and other loans. We generally use the same underwriting and approval standards in evaluating loan purchases as we do in originating loans. At December 31, 2007, approximately $47.6 million of our loan portfolio was serviced by others.

The following table shows our loan origination, purchase, sale and principal repayment activity during the periods indicated. Loans are presented net of loans in process.

	Years Ended December 31,
	2007	2006
	(In thousands)
Total loans at beginning of period	$90,574	$89,982
Loans originated:
Real estate:
One- to four-family	3,097	2,822
Multi-family	2,615	1,751
Commercial	3,948	1,123
Construction	6,199	3,325
Land	—	400
Consumer and other loans:
Commercial business	1,216	1,776
Other	70	105

Total loans originated	17,145	11,302
Loans purchased:
One- to four-family	4,691	8,041
Multi-family, commercial real estate, and construction	47	3,588
Commercial business	300	1,218
Automobile	10,444	—

Total loans purchased	15,482	12,847
Deduct:
Principal repayments	20,206	20,756
Loan sales(1)	—	1,262
Home equity lines-of-credit net	(2,287)	1,469
Net other	246	70

Net loan activity	14,462	592

Total loans at end of period	$105,036	$90,574

(1)	Sales during 2006 consisted of construction loans.

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

All loan charge-offs are recommended by the collections officer and approved by either our President or the Chief Loan Officer. Our procedures for repossession and sale of collateral are subject to various requirements under Illinois state consumer protection laws.

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

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	Loans Delinquent For						Total
	30-59 Days		60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2007
Real estate:
One- to four-family	1	$206	—	$—	—	$—	1	$206
Multi-family	—	—	—	—	1	267	1	267
Commercial	1	368	—	—	—	—	1	368
Construction	—	—	—	—	—	—	—	—
Land	—	—	—	—	—	—	—	—
Consumer and other loans:
Home equity lines-of-credit	—	—	—	—	—	—	—	—
Automobile	—	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—

Total	2	$574	—	$—	1	$267	3	$841

At December 31, 2006
Real estate:
One- to four-family	—	$—	1	$210	—	$—	1	$210
Multi-family	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	1	362	1	362
Construction	—	—	—	—	1	345	1	345
Land	—	—	—	—	—	—	—	—
Consumer and other loans:
Home equity lines-of-credit	—	—	—	—	—	—	—	—
Automobile	—	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—

Total	—	$—	1	$210	2	$707	3	$917

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

On the basis of this review of our assets, our classified or special mention assets at the dates indicated were as follows:

	At December 31,
	2007	2006
	(In thousands)
Substandard (repossessed assets)	$353	$—
Substandard	267	—
Doubtful	—	—
Loss	—	—
Special mention	—	707

Total classified and special mention assets	$620	$707

Non-Performing Assets. We cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans generally is applied against principal. For the year ended December 31, 2007, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $7,000. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates less than current market rates).

At December 31,
	2007	2006
(Dollars in thousands)
Non-accrual loans:
Real estate:
One- to four-family	$—	$—
Multi-family	—	—
Commercial	—	362
Construction	267	345
Land	—	—
Consumer and other loans:
Home equity lines-of-credit	—	—
Automobile	—	—
Commercial business	—	—
Other	—	—
Total consumer and other loans	—	—

Total non-accrual loans	$267	$707

Loans greater than 90 days delinquent and still accruing:
Real estate:
One- to four-family	$—	$—
Multi-family	—	—
Commercial	—	—
Construction	—	—
Land	—	—

Total real estate loans	$—	$—

Consumer and other loans:
Home equity lines-of-credit	—	—
Automobile	—	—
Commercial business	—	—
Other	—	—

Total consumer and other loans	$—	$—

Total loans greater than 90 day delinquent and still accruing	$—	$—

Total non-performing loans	$267	$707

Foreclosed assets:
One- to four-family	$—	$—
Multi-family	—	—
Commercial	320	—
Construction	—	—
Land		—
Consumer	33	—
Business assets	—	—

Total foreclosed assets	353	—

Total non-performing assets	$620	$707

Ratios:
Non-performing loans to total loans	0.25%	0.78%
Non-performing assets to total assets	0.53%	0.59%

At December 31, 2007, there were no other loans or other assets that are not disclosed on the table or disclosed as classified or special mention, where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses. Our allowance for loan losses is the amount considered necessary to absorb probable incurred losses in our loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$508	$509

Total charge-offs	46	—

Total recoveries	—	—

Provision (credit) for loan losses	33	(1)

Balance at end of year	$495	$508

Ratios:
Net charge-offs to average loans outstanding (annualized)	0.05%	—%
Allowance for loan losses to non-performing loans at end of period	185.39%	71.85%
Allowance for loan losses to total loans at end of period	0.47%	0.56%

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category (excluding loans held for sale), and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2007			2006
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real Estate:
One- to four-family	$69	$46,870	42.97%	$47	$49,689	53.34%
Multi-family	78	11,623	10.65	104	13,205	14.18
Commercial	191	15,924	14.60	216	13,390	14.37
Construction	46	11,761	10.78	18	4,821	1.15
Land	17	1,369	1.25	17	1,074	5.18

Total Real Estate	401	87,547	80.25	402	82,179	88.22

Consumer and other:
Home equity lines-of-credit	35	9,081	8.32	28	6,794	7.29
Commercial business	41	3,341	3.06	77	4,052	4.35
Automobile	18	9,097	8.34	1	90	0.09
Other	—	36	0.03	—	41	0.05

Total consumer and other	94	21,555	19.75	106	10,977	11.78

Total loans	$495	$109,102	100.00%	$508	$93,156	100.00%

At December 31, 2007, our allowance for loan losses represented 0.47% of total gross loans and 185.39% of nonperforming loans. During 2007, $46,000 was charged to the allowance for loan losses and a provision of $33,000 was added resulting in a balance in our allowance for loan losses of $495,000 at December 31, 2007 as compared to $508,000 at December 31, 2006.

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

While a federal agency, a government sponsored enterprise guarantee or a high credit rating may indicate a relatively high degree of protection against default, such guarantees and ratings do not protect the securities from declines in value based on changes in interest rates or prepayment speeds. Reflecting our policy of maintaining a substantial portfolio of investments having short to medium terms to repricing or maturity, our mortgage-backed pass-through securities portfolio at December 31, 2007 included $1.6 million of adjustable-rate mortgage-backed securities.

Mortgage-Backed Securities Portfolio Composition. The following table sets forth the composition of our mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities available for sale:
Pass-through securities:
FNMA	$2,776	$2,759	$3,380	$3,326
FHLMC	468	457	503	486
GNMA	640	642	1,045	1,044

Total mortgage-backed securities available for sale	$3,884	$3,858	$4,928	$4,856

Mortgage-Backed Securities Activity. The following table sets forth mortgage-backed securities purchases, sales and principal repayments for the periods indicated.

	For the Years Ended December 31,
	2007	2006
	(In thousands)
Total at beginning of period	$4,928	$7,284
Mortgage-backed securities purchased:
Pass-through	—	—
Principal repayments	(1,028)	(2,318)
Sales	—	—
(Amortization) Accretion	(16)	(38)

Net activity	(1,044)	(2,356)

Total at end of period	$3,884	$4,928

Mortgage-Backed Securities Portfolio Maturities and Yields. The following table sets forth the contractual maturities and weighted average yields of our mortgage-backed securities portfolio at December 31, 2007. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Mortgage-backed securities available for sale:
Pass-through securities:
FNMA	$—	—%	$—	—%	$—	—%	$2,776	4.73%	$2,776	$2,759	4.73%
FHLMC	—	—	—	—	—	—	468	4.13	468	457	4.13
GNMA	—	—	—	—	—	—	640	5.61	640	642	5.61

Total mortgage-backed securities available for sale	$—	—%	$—	—%	$—	—%	$3,884	4.80%	$3,884	$3,858	4.80%

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

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At December 31,
	2007			2006
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Demand and NOW deposits	$9,435	9.91%	0.40%	$10,060	10.04%	0.61%
Money market deposits	9,625	10.11	1.79	11,894	11.87	2.01
Regular and other savings	7,788	8.18	0.57	9,608	9.59	0.86

Total transaction and savings accounts	26,848	28.20	0.95	31,562	31.50	1.21
Certificates of deposit	68,343	71.80	4.78	68,631	68.50	4.73

Total deposits	$95,191	100.00%	3.70%	$100,193	100.00%	3.62%

The following table sets forth our deposit activities for the periods indicated.

	Years Ended December 31,
	2007	2006
	(In thousands)
Beginning balance	$100,193	$96,160
Net deposits (withdrawals) before interest credited	(8,453)	875
Interest credited	3,451	3,158

Net increase (decrease) in deposits	(5,002)	4,033

Ending balance	$95,191	$100,193

As of December 31, 2007, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $13.4 million. The following table sets forth the maturity of these certificates as of December 31, 2007.

At December 31, 2007
(In thousands)
Three months or less	$1,770
Over three months through six months	3,311
Over six months through one year	5,336
Over one year	2,935

Total	$13,352

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

Our borrowings currently consist solely of advances from the Federal Home Loan Bank of Chicago. At December 31, 2007, we had access to additional Federal Home Loan Bank advances of up to $28.8 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances with terms of one year or less at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2007	2006
	(Dollars in thousands)
Balance at end of period	$4,500	$2,000
Average balance during period	2,863	2,000
Maximum outstanding at any month end	4,500	2,000
Weighted average interest rate at end of period	4.65%	4.58%
Average interest rate during period	4.71	4.64

Subsidiary and Other Activities

Other than Ben Franklin Bank of Illinois, Ben Franklin Financial, Inc. has no subsidiaries.

Personnel

As of December 31, 2007, we had 27 full-time employees and one part-time employee. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

FEDERAL, STATE AND LOCAL TAXATION

Federal Taxation

General. Ben Franklin Financial, Inc. and Ben Franklin Bank of Illinois are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Our tax returns have not been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Ben Franklin Financial, Inc. or Ben Franklin Bank of Illinois.

Method of Accounting. For federal income tax purposes, we report income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing federal and state income tax returns.

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

At December 31, 2007, our total federal and Illinois pre-1988 base year tax bad debt reserve was approximately $397,000. Under current law, pre-1988 federal base year reserves remain subject to recapture if a thrift institution makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a thrift or bank charter.

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

Net Operating Loss Carryovers. A financial institution may carry back federal net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2007, we had no net operating loss carryforwards for federal income tax purposes.

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

State and Local Taxation

Illinois State Taxation. Ben Franklin Financial, Inc., and Ben Franklin Bank of Illinois are required to file Illinois income tax returns and pay tax at a stated tax rate of 7.30% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations. As of December 31, 2007, Ben Franklin Bank of Illinois had State of Illinois net operating losses of approximately $1.4 million which are being carried forward and available to reduce future taxable income. These carryforwards expire beginning 2015 through 2022.

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

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% assigned by the Office of Thrift Supervision based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. At December 31, 2007, Ben Franklin Bank of Illinois’ capital exceeded all applicable requirements.

Loans to One Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2007, Ben Franklin Bank of Illinois was in compliance with the loans-to-one borrower limitations.

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

A savings bank that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions. At December 31, 2007, Ben Franklin Bank of Illinois qualified under the thrift lender test.

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

At December 31, 2007, Ben Franklin Bank of Illinois met the criteria for being considered “well-capitalized.”

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

The Federal Deposit Insurance Corporation regulations assess insurance premiums based on an institution’s risk. Under this assessment system, the Federal Deposit Insurance Corporation evaluates the risk of each financial institution based on its supervisory rating, financial ratios, and long-term debt issuer rating. The rates for nearly all of the financial institutions industry vary between five and seven cents for every $100 of domestic deposits. The assessment to be paid during the year ending December 31, 2007 will be offset by a credit from the Federal Deposit Insurance Corporation to Ben Franklin Bank of Illinois of $133,000. Federal law requires the Federal Deposit Insurance Corporation to establish a deposit reserve ratio for the deposit insurance fund of between 1.15% and 1.50% of estimated deposits. The Federal Deposit Insurance Corporation has designated the reserve ratio for the deposit insurance fund through the first quarter of 2008 at 1.25% of estimated insured deposits.

Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund and the Savings Association Insurance Fund into a single fund called the Deposit Insurance Fund. In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2007, the annualized FICO assessment was equal to 114 basis points for each $100 in domestic deposits maintained at an institution.

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

Federal Home Loan Bank System. Ben Franklin Bank of Illinois is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Chicago, Ben Franklin Bank of Illinois is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2007, Ben Franklin Bank of Illinois was in compliance with this requirement.

Federal Reserve System

The Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal (NOW) and regular checking accounts. At December 31, 2007, Ben Franklin Bank of Illinois was in compliance with these reserve requirements.

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

ITEM 2. Description of Property

As of December 31, 2007, the net book value of our properties was $395,000 for the branch office which was closed at the end of 2007. The following is a list of our current offices:

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main Office:

830 East Kensington Road Arlington Heights, Illinois	Leased	2007	9,182	—

Branch Office:

3148 Kirchoff Road Rolling Meadows, Illinois	Leased	1991	3,300	—

In December, 2007, we opened our new main office located at 830 East Kensington Road, Arlington Heights, Illinois. Our new main office accommodates drive up facilities. We have also closed our 360 E. Northwest Highway branch office and consolidated its activities into our new main office. At December 31, 2007, the total cost incurred for the construction of the new office was approximately $855,000. Costs incurred for new furniture and equipment in the new office were approximately $229,000.

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

Our depositor and customer records are maintained by an outside data processing firm. The net book value of our data processing and computer equipment at December 31, 2007 was $57,000.

For information regarding Ben Franklin Financial, Inc.’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3. Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At December 31, 2007, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

PART II

ITEM 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) Our common stock is traded on the OTC Electronic Bulletin Board under the symbol “BFFI.” The approximate number of holders of record of Ben Franklin Financial, Inc.’s common stock as of December 31, 2007 was 155. Certain shares of Ben Franklin Financial, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Ben Franklin Financial, Inc.’s common stock for the last two years. Ben Franklin Financial, Inc. began trading on the OTC Electronic Bulletin Board on October 19, 2006. Accordingly, no information prior to this date is available. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The following information was provided by the OTC Electronic Bulletin Board.

Fiscal 2007	High Bid	Low Bid	Dividends
Quarter ended December 31, 2007	$9.90	$8.00	$0.00
Quarter ended September 30, 2007	10.50	9.25	0.00
Quarter ended June 30, 2007	10.75	10.25	0.00
Quarter ended March 31, 2007	11.05	10.51	0.00

Fiscal 2006	High Bid	Low Bid	Dividends
Quarter ended December 31, 2006	$10.90	$10.00	$0.00

Dividend payments by Ben Franklin Financial, Inc. are dependent primarily on dividends it receives from Ben Franklin Bank of Illinois, because Ben Franklin Financial, Inc. will have no source of income other than dividends from Ben Franklin Bank of Illinois and interest payments with respect to Ben Franklin Financial, Inc.’s loan to the Employee Stock Ownership Plan. For a discussion of the restrictions on the ability of Ben Franklin Bank of Illinois to pay dividends to Ben Franklin Financial, Inc., please see “Item 1. Description of Business—Supervision and Regulation —Capital Distributions.”

(b) Not applicable.

(c) Ben Franklin Financial, Inc. did not repurchase any shares of its common stock during the relevant period.

ITEM 6. Management’s Discussion and Analysis or Plan of Operation

SELECTED FINANCIAL AND OTHER DATA

The summary information presented below at each date or for each of the periods presented is derived in part from the financial statements of Ben Franklin Financial, Inc. The financial condition data at December 31, 2007 and 2006, and the operating data for the years ended December 31, 2007 and 2006 are derived from the audited financial statements of Ben Franklin Financial, Inc. The following information is only a summary, and should be read in conjunction with our financial statements and notes beginning on page 51 of this annual report.

	At December 31,
	2007	2006
	(in thousands)
Selected Financial Condition Data:

Total assets	$116,890	$118,901
Cash and cash equivalents	3,769	20,606
Loans receivable, net	105,036	90,574
Securities	3,858	4,856
Deposits	95,191	100,193
FHLB advances	4,500	2,000
Equity	15,779	15,694

	For the Year Ended December 31,
	2007	2006
	(in thousands)
Selected Operating Data:

Interest and dividend income	$6,891	$6,349
Interest expense	3,729	3,288

Net interest income	3,162	3,061
Provision (credit) for loan losses	33	(1)

Net interest income after provision for loan losses	3,129	3,062
Non-interest income	187	239
Non-interest expense	3,220	3,101

Income before income tax expense	96	200
Income tax expense	45	69

Net income	$51	$131

	At or For the Years Ended December 31,
	2007	2006
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.04%	0.12%
Return on equity (ratio of net income to average equity)	0.32%	1.32%
Interest rate spread (1)	2.24%	2.50%
Net interest margin (2)	2.80%	2.79%
Efficiency ratio (3)	96.15%	93.97%
Non-interest expense to average total assets	2.79%	2.75%
Average interest-earning assets to average interest-bearing liabilities	116.98%	109.70%
Loans to deposits	110.86%	90.91%

Asset Quality Ratios:
Non-performing assets to total assets	0.53%	0.59%
Non-performing loans to total loans	0.25%	0.78%
Allowance for loan losses to non-performing loans	185.39%	71.85%
Allowance for loan losses to total loans	0.47%	0.56%

Capital Ratios:
Equity to total assets at end of period	13.50%	13.20%
Average equity to average assets	13.67%	8.78%

Other Data:
Number of full service offices	2	3

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	Represents net interest income as a percent of average interest-earning assets for the period.
(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income excluding net gains (losses) on the sale of loans and securities.

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities (including mortgage-backed and other securities) and other interest-earning assets primarily interest-earning deposits, and the interest paid on our interest-bearing liabilities, consisting primarily of savings and transaction accounts, certificates of deposit, and Federal Home Loan Bank of Chicago advances. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of deposit service charges and loan origination service fees charged to other financial institutions and miscellaneous other income. Non-interest expense consists primarily of compensation and employee benefits, occupancy and equipment expenses, data processing, professional fees, and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

To achieve our growth and profitability objectives, management will continue to focus on expanding multi-family, commercial real estate, construction, and commercial lending while maintaining our current level of one- to four-family residential lending. We also anticipate continuing, at a lower volume, the purchase of automobile loans and will review our deposit products and features to better meet customer needs.

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies:

Allowance for Loan Losses. Our allowance for loan losses is the estimated amount considered necessary to absorb probable incurred credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of the most critical for Ben Franklin Bank of Illinois. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management due to the high degree of judgment involved, the subjectivity of the assumptions utilized and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

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

Comparison of Financial Condition at December 31, 2007 and December 31, 2006

General. 2007 was our first full year of operation after our mutual holding company reorganization and initial public offering in 2006. During the year, we undertook several initiatives designed to improve our financial position and improve our ability to serve our customers. In an effort to increase the yield on our loan portfolio, we expanded our consumer lending through an agreement we entered into with a local bank to acquire new and used automobile loans. In December of 2007, we moved our main office into our new facility within the redeveloped commercial center we occupy and closed our branch office located in Arlington Heights, consolidating that operation into our main office. We believe that these changes will help us operate more efficiently and improve our financial position in the future.

Assets. At December 31, 2007, total assets decreased by $2.0 million or 1.7% to $116.9 million compared to $118.9 million at December 31, 2006 primarily due to an decrease in our cash and cash equivalents of $16.8 million which was used to fund our loan growth and also due to a decrease in our customer deposits. Our loan portfolio grew during 2007 to $105.0 million at December 31, 2007, an increase of $14.5 million or 16.0%. This increase was primarily due to the purchase of $10.4 million of automobile loans during the year. We also continued our efforts to expand in the non-one- to four-family lending area to increase our portfolio yield. Our commercial real estate loans increased $2.5 million, our home equity line-of-credit loans increased $2.3 million, and our construction loans increased $6.9 million during 2007. These increases were offset by decreases of $2.8 million in our one- to four-family loans and $1.6 million in our multi-family loans during 2007. These changes resulted in an increase in the percentage of our consumer and other loans to our total loan portfolio to 19.8% at December 31, 2007 from 11.8% at December 31, 2006. While signs of weakness in the economy, particularly with regards to sub-prime lending and the housing market, may impact future loan demand in general, development within our local market may help offset the impact of the general slow down. Management has been reviewing our lending strategies to best meet market demand and our growth objectives.

During 2007, we acquired commercial real estate through foreclosure totaling $320,000 and repossessed automobiles totaling $60,000 which resulted in charge-offs of $43,000 for the commercial real estate and $3,000 for the repossessed automobiles. At December 31, 2007, our balance in repossessed automobiles was $33,000 and the commercial real estate property we own is under contract to be sold in early 2008 with no additional loss expected. The charge-offs represent 0.05% of the average loan balance for 2007. Based on management’s analysis of our loan portfolio and the current level of delinquencies, a $33,000 provision was added to the loan loss allowance in 2007. At December 31, 2007, the allowance for loan losses was 0.47% of our loan balance. While management considers the effect of a slowing economy and the impact it may have on the ability of borrowers to meet debt obligations, we believe our allowance for loan losses is adequate based on the conservative characteristic of our loan portfolio.

Our securities portfolio declined during 2007 by $998,000 or 20.6% to $3.9 million at December 31, 2007 from $4.9 million at the prior year period primarily due to payments on mortgage-backed securities. The balance of our Federal Home Loan Bank stock remained unchanged from the prior year end at $1.3 million. The Federal Home Loan Bank suspended the payment of dividends on its stock in the third quarter of 2007. With the issues facing the Federal Home Loan Bank of Chicago with regards to its capital plan, it is uncertain when any future dividends may be paid or if the redemption of excess shares will be allowed in the immediate future.

Cash and cash equivalents decreased $16.8 million or 81.7% to $3.8 million at December 31, 2007 from $20.6 million at December 31, 2006. This decrease was primarily due to the use of funds we received from the public offering in originating and purchasing loans for our portfolio and for the decrease in deposit accounts. Management believes the current level of cash and cash equivalents is sufficient to cover current operations.

The balance of our premises and equipment increased $939,000 during 2007 due to the construction of our new main office. Construction costs for the new office totaled approximately $855,000 and costs for furniture and equipment for the new office totaled approximately $229,000.

Liabilities. Deposit balances decreased during 2007 by $5.0 million or 5.0% to $95.2 million at December 31, 2007 compared to $100.2 million at December 31, 2006. We experienced declines in non-certificate of deposit accounts in 2007 which decreased $4.7 million or 14.9% to $26.8 million at December 31, 2007 due to competition in the market and our efforts to control deposit costs. Of that decrease, $2.3 million was from money market accounts and $1.8 million was from savings accounts. In an effort to attract more demand accounts, we have expanded our checking product offering to include online bill payment which will begin in 2008. To offset the decrease in our deposit accounts, we increased our borrowings with the Federal Home Loan Bank of Chicago in 2007 by $2.5 million to $4.5 million at December 31, 2007.

Stockholders’ Equity. Total stockholders’ equity at December 31, 2007 increased $85,000 or 0.5% to $15.8 million from $15.7 million at December 31, 2006. The increase was the result of net income of $51,000, a decrease in the unrealized loss on securities available-for-sale of $28,000, and an increase of $7,000 in ESOP related amounts.

Comparison of Operating Results for the Years Ended December 31, 2007 and December 31, 2006

General. In our first full year of operation after our mutual holding company reorganization and initial public offering our net income decreased $80,000 or 61.1% to $51,000 for the year ended December 31, 2007. The primary reasons for the decrease were the increase in our provision for loan losses which totaled $33,000 in 2007, costs related to the relocation of our main office which totaled approximately $42,000, and the rising cost of our certificate of deposit accounts. The rising interest rate environment during 2006, as reflected by the federal funds rate, continued throughout most of 2007 primarily impacting the cost of our certificate of deposit accounts which contributed to the decline in our net interest rate spread to 2.24% for the year ended December 31, 2007 compared to 2.50% for the prior year. Offsetting the decrease in our net interest rate spread was an increase of $6.7 million in the balance of our average net interest earning assets from the funds received from the initial public offering. This contributed to an increase in net interest income of $101,000 and resulted in a net interest margin of 2.80% for 2007 compared to 2.79% for 2006. Non-interest income decreased by $52,000 or 21.8% between the comparative years primarily due to a decrease in service fee income. Non-interest expense increased for the year ended December 31, 2007 by $119,000 or 3.8% to $3.2 million primarily due to increases in compensation and benefit expense and cost related to the relocation of our home office.

Interest Income. Interest income for the year ended December 31, 2007 increased $542,000 or 8.5% to $6.9 million. Interest income from loans increased $709,000 or 13.0% to $6.2 million in 2007 from the prior year. This increase was due to the increase in our average loan portfolio balance to $97.6 million for the year ended December 31, 2007 compared to $90.4 million the prior year, and an increase in the average yield of our portfolio to 6.33% during 2007 compared to 6.05% during 2006. The increase in the average balance of our loan portfolio was primarily due to the purchase of automobile loans which increased the average balance of our consumer loan portfolio by $4.4 million, as well as increases in our one- to four-family, construction, and commercial business loan portfolios. The increase in our yield was due to the change in our portfolio mix which included higher yielding automobile loans as well as increases in overall market rates during 2007 which impacted new loans and the repricing of our adjustable rate loans. The yield on our construction loan portfolio decreased to 9.58% for 2007 from 10.01% the prior year due to an increase in the balance of our one- to four-family construction loans which carry a lower rate.

Interest income from securities decreased $68,000 or 22.4% to $236,000 for the year ended December 31, 2007. Our Federal Home Loan Bank of Chicago stock dividends decreased $29,000 or 48.6% due to the decrease in the average balance to $1.3 million during 2007 from $1.8 million the prior year and the suspension of the third quarter dividend in 2007. During the year ended December 31, 2006, $740,000 of Federal Home Loan Bank of Chicago stock was redeemed. The average balance of our securities portfolio for the year ended December 31, 2007 was $5.8 million compared to $7.8 million for the prior year due to the pay down of our mortgage-backed securities. The yield on our securities for the year ended December 31, 2007 was 4.10% compared to 3.88% for the year ended December 31, 2006 due to the upward repricing of our mortgage-backed securities portfolio.

For the year ended December 31, 2007, interest from other interest-earning assets decreased $99,000 or 17.2% to $478,000 from $577,000 for the year ended December 31, 2006 due to a $2.0 million decrease in the average balances of such assets. For the year ended December 31, 2007, the yield on interest-earning deposits and federal funds sold was 5.06% compared to 5.02% in the prior year.

Interest Expense. Interest expense for the year ended December 31, 2007 was $3.7 million, an increase of $441,000 or 13.4% from the prior year. Most of this increase was from interest on deposit accounts which increased $399,000 or 12.5% to $3.6 million for the year ended December 31, 2007. The increase was due to an increase in the average cost of deposits to 3.84% for 2007 from 3.26% for 2006 due to an increase in market rates and a greater proportion of our deposits in higher costing certificate accounts. Our certificate of deposit accounts, on average, were 68.9% of our total deposits in 2007 compared to 63.1% in 2006 and the average cost of these accounts increased 56 basis points from the prior year due to rising market rates. The change in our deposit mix was due to a decrease of $8.0 million in the average balance of our savings, demand, and money market accounts and a $3.5 million increase in the average balance of our certificate of deposit accounts.

Interest expense on advances from the Federal Home Loan Bank of Chicago increased $42,000 to $135,000 for the year ended December 31, 2007 as the average balance of advances increased $863,000 during 2007 due to the additional $2.5 million advance. The average cost for Federal Home Loan Bank of Chicago advances increased to 4.71% for the year ended December 31, 2007 from 4.64% for the prior year.

Net Interest Income. Net interest income for the year ended December 31, 2007 increased $101,000 or 3.3% to $3.2 million from the prior year. The average yield on interest-earning assets for 2007 was 6.11% compared to 5.79% for the prior year. The average cost of interest-bearing liabilities increased to 3.87% in 2007 from 3.29% in 2006. The result was a net interest rate spread of 2.24% for the year ended December 31, 2007 compared to 2.50% for the prior year.

Provision for Loan Losses. Our allowance for loan losses is the estimated amount considered necessary to absorb probable incurred losses in the loan portfolio at the balance sheet date. Our analysis includes a review of identified problem loans for which a specific allowance is required as well as a general allowance for the remainder of the portfolio.

Our provision for loan losses was $33,000 for the year ended December 31, 2007 compared to a credit of $1,000 for the year ended December 31, 2006. The provision was primarily the result of an increase in charge-offs from our commercial loan portfolio. Historically we have experienced minimal charge-offs and management believes the current level of our allowance is adequate for the risks in our loan portfolio.

Non-interest Income. Non-interest income decreased $52,000 or 21.8% to $187,000 for the year ended December 31, 2007. This decrease was primarily due to a $43,000 decrease in fees received from providing origination services for other financial institutions due to lower origination activity during 2007. During the year ended December 31, 2007, approximately $10.6 million of loans were originated for other financial institutions compared to $16.4 million during 2006.

Non-interest Expense. Non-interest expense totaled $3.2 million for the year ended December 31, 2007, an increase of $119,000 or 3.8% from the prior year. The largest component of non-interest expense, compensation and benefits expense, increased $62,000 or 3.5% primarily due to normal increases. Our expense related to the ESOP increased $33,000 due to it being in effect for the first full year and was offset by a $22,000 decrease in the SIMPLE IRA match which was discontinued at the end of 2006. Data processing costs decreased $60,000 or 20.9% primarily due to one time costs related to a system conversion in 2006 and cost savings related to that conversion. Professional fees increased $110,000 or 70.1% primarily due to additional accounting and legal fees due to a full year operating as a public company. Costs related to the relocation of our main office totaled $42,000. All other costs decreased by $102,000 or 11.5% on a net basis. Occupancy cost will increase in 2008 as a result of the opening of our new office due to higher rent and depreciation charges, however, the consolidation of our branch office into the new home office will help improve our operational efficiency and provide some offsetting cost savings.

Income Tax Provision. The provision for income taxes was $45,000 for the year ended December 31, 2007 compared to $69,000 for the prior year. The decrease in the provision was primarily due to the decrease in pretax income of $104,000. The effective tax rate was 46.9% in 2007 compared to 34.5% in 2006 due primarily to certain state tax adjustments in 2007.

Analysis of Net Interest Income

Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated, as well as balances and average yields and costs as of December 31, 2007. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

			Year Ended December 31,
	At December 31, 2007		2007			2006
	Outstanding Balance(1)	Yield/Rate	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
One- to four-family	$46,517	5.43%	$49,531	$2,701	5.45%	$48,490	$2,478	5.11%
Multi-family, commercial real estate and land	28,608	6.50	27,456	1,806	6.58	27,765	1,825	6.57
Construction	7,941	7.53	4,802	460	9.58	3,191	320	10.01
Commercial business	3,510	8.41	3,794	338	8.92	3,087	272	8.81
Home equity lines-of-credit	9,101	6.52	7,507	545	7.26	7,735	561	7.25
Automobile and other consumer	9,359	7.19	4,524	327	7.23	151	12	8.17

Total loans	105,036	6.23	97,614	6,177	6.33	90,419	5,468	6.05
Securities	5,195	3.59	5,758	236	4.10	7,829	304	3.88
Other interest-earning assets	3,157	3.90	9,446	478	5.06	11,495	577	5.02

Total interest-earning assets	113,388	6.04	112,818	$6,891	6.11	109,743	$6,349	5.79

Non-interest-earning assets	3,502		2,654			3,008

Total assets	$116,890		$115,472			$112,751

Liabilities and stockholders’ equity:
Savings deposits	$7,788	0.57	$8,451	$69	0.82	$12,448	$104	0.84
Money market/demand accounts	16,637	0.88	17,402	254	1.46	21,369	348	1.63
Certificates of deposit	68,343	4.78	67,726	3,271	4.83	64,225	2,743	4.27

Total interest-bearing deposits	92,768	3.73	93,579	3,594	3.84	98,042	3,195	3.26
FHLB advances	4,500	4.65	2,863	135	4.71	2,000	93	4.64

Total interest-bearing liabilities	97,268	3.77	96,442	3,729	3.87	100,042	3,288	3.29
Non-interest-bearing deposits	2,423		1,890			1,801
Other liabilities	1,420		1,359			1,003

Total liabilities	101,111		99,691			102,846
Stockholders’ equity	15,779		15,781			9,905

Total liabilities and stockholders’ equity	$116,890		$115,472			$112,751

Net interest income				$3,162			$3,061

Net interest rate spread		2.27%			2.24%			2.50%

Net interest-earning assets	$16,120		$16,376			$9,701

Net interest margin					2.80%			2.79%

Interest-earning assets to interest-bearing liabilities	116.57%		116.98%			109.70%

(1)	Net of allowance for loan losses, loans in process, loan costs and discounts and premiums.

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

	Year Ended December 31, 2007 vs. 2006
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans:
One- to four-family	$54	$169	$223
Multi-family, commercial real estate, and land	(22)	3	(19)
Construction	155	(15)	140
Commercial business	63	3	66
Home equity lines-of-credit	(17)	1	(16)
Automobile and other consumer	316	(1)	315

Total loans	549	160	709
Securities	(84)	16	(68)
Interest-earning deposits	(103)	4	(99)

Total interest-earning assets	362	180	542

Interest-bearing liabilities:
Savings deposits	(33)	(2)	(35)
Money market/demand accounts	(60)	(34)	(94)
Certificates of deposit	155	373	528

Total deposits	62	337	399
FHLB Advances	41	1	42

Total interest-bearing Liabilities	103	338	441

Change in net interest income	$259	$(158)	$101

Management of Market Risk

Our asset/liability management strategy attempts to manage the impact on net interest income, our primary source of earnings, of changes in interest rates.

Historically, we have relied on funding longer term higher interest-earning assets with shorter term lower interest-bearing deposits to earn a favorable net interest rate spread. As a result, we have been vulnerable to adverse changes in interest rates. Over the past several years, management has implemented an asset/liability strategy to manage, subject to our profitability goals, our interest rate risk. Among the techniques we use to manage interest rate risk are: (i) increasing our holdings of adjustable-rate one- to four-family residential mortgage loans; (ii) limiting our originations of long-term fixed-rate one- to four-family residential loans for portfolio; (iii) expanding our multi-family, commercial real estate, commercial, and home equity loans as they generally reprice more quickly than residential mortgage loans; and (iv) expanding our consumer lending through the acquisition of automobile loans which generally have shorter maturities . Management also employs strategies to lengthen the duration of our liabilities primarily through the promotion of longer-term certificates of deposit.

While this strategy has helped reduce our interest rate exposure, it does pose risks. For instance, the prepayment options embedded in adjustable-rate, one- to four-family residential mortgage loans which allow for early repayment at the borrower’s discretion may, in a rising rate environment, result in prepayment before the loan reaches the fully indexed rate. Conversely, in a falling interest rate environment, borrowers may refinance to fixed rate loans to lock in the then lower rates. In addition, multi-family, commercial, commercial real estate, and automobile lending generally present higher credit risks than residential one- to four-family lending.

Depending on market conditions, we often place more emphasis on enhancing net interest margin rather than matching the interest rate sensitivity of our assets and liabilities. In particular, we believe that the increased net interest income resulting from a mismatch in the maturity of our asset and liabilities portfolios can, during periods of stable or declining interest rates, provide high enough returns to justify increased exposure to sudden and unexpected increases in interest rates. As a result of this philosophy, our results of operations and the economic value of our equity will remain vulnerable to increases in interest rates and to declines in the difference between long- and short-term interest rates.

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

An important measure of interest rate risk is the amount by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) changes in the event of a range of assumed changes in market interest rates. We have utilized the Office of Thrift Supervision net portfolio value model (“NPV”) to provide an analysis of estimated changes in our NPV under the assumed instantaneous changes in the United States Treasury yield curve. The financial model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of the NPV. Set forth on the following page is an analysis of the changes that would occur to our NPV as of December 31, 2007 in the event of designated changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
		Amount	Percent	NPV Ratio (4)	Change in Basis Points
		(Dollars in thousands)
+300	$11,973	$(2,572)	(18)%	10.29%	(1.81)
+200	13,169	(1,379)	(9)	11.17	(0.93)
+100	14,042	(503)	(3)	11.78	(0.32)
0	14,545	—	—	12.10	—
-100	14,871	326	2	12.29	0.19
-200	15,062	517	4	12.38	0.28

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

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

Our cash flows are comprised of three primary classifications: (i) cash flows from operating activities, (ii) investing activities, and (iii) financing activities. Net cash flows from operating activities were $24,000 for the year ended December 31, 2007. Net cash from investing activities consisted primarily of disbursements for loan originations, offset by principal collections on loans and payments on mortgage-backed securities. Net cash flows from investing activities were ($14.4) million for the year ended December 31, 2007. Net cash from financing activities consisted primarily of activity in deposits, borrowings, and escrow accounts. Net cash flows from financing activities were ($2.5) million for the year ended December 31, 2007. The changes in net cash flows from financing activities were primarily due to the proceeds from the offering.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At December 31, 2007, cash and short-term investments totaled $3.8 million. We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Chicago advances and other borrowings as sources of funds.

At December 31, 2007, we had $2.3 million of outstanding commitments to originate loans. We anticipate purchasing approximately $750,000 per month of automobile loans during 2008. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows. We anticipate that we will have sufficient funds available to meet our current loans commitments. Certificates of deposit scheduled to mature in one year or less from December 31, 2007 totaled $55.4 million. Management believes, based on past experience, that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

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

Off-Balance Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 11 of the notes to the financial statements.

For fiscal year 2007, we did not engage in any off-balance-sheet transactions other than loan origination commitments in the normal course of our lending activities.

Recent Accounting Pronouncements

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Adoption of FIN 48 did not have a material impact on the results of operations or financial condition of the Company.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Illinois. The Company is no longer subject to examination by taxing authorities for years before 2004. The Company currently does not have any unrecognized tax benefits and does not expect unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Company did not have any amounts accrued for interest and penalties at December 31, 2007.

In September 2006, Statement.157, “Fair Value Measurements”, was issued. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The Company must adopt Statement 157 on January 1, 2008. Management does not believe the adoption of SFAS 157 will have a material impact on its financial condition and results of operations.

In February 2007, Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, was issued. This Statement permits entities to choose to report selected assets and liabilities at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement shall be effective for the Company as of January 1, 2008. The Company did not elect the fair value option for any financial assets or liabilities as of January 1, 2008.

On November 5, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings.” Previously, SAB 105, “Application of Accounting Principles to Loan Commitments,” stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the impact of this standard to be material to the financial condition or results of operations.

In December 2007, the FASB issued Statement141R, “Business Combinations.” Statement 141R replaces the current standard on business combinations and will significantly change the accounting for and reporting of business combinations in financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. The statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, the statement will result in payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. Statement 141R is effective for fiscal years beginning on or after December 15, 2008.

ITEM 7. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Ben Franklin Financial, Inc.

Arlington Heights, Illinois

We have audited the accompanying consolidated statements of financial condition of Ben Franklin Financial, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ben Franklin Financial, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Chizek and Company LLC

Oak Brook, Illinois

March 26, 2008

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2007 and 2006

(Dollars in thousands)

	2007	2006
ASSETS
Cash and due from banks	$612	$1,803
Interest-earning deposit accounts	745	6,653
Federal funds sold	2,412	12,150

Cash and cash equivalents	3,769	20,606
Securities available-for-sale	3,858	4,856
Loans receivable, net of allowance for loan losses of $495 and $508 at December 31, 2007 and 2006	105,036	90,574
Federal Home Loan Bank stock	1,337	1,337
Premises and equipment, net	1,536	597
Repossessed assets	353	—
Accrued interest receivable	605	534
Other assets	396	397

Total assets	$116,890	$118,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Demand-noninterest-bearing	$2,423	$1,740
Demand-interest-bearing	7,012	8,320
Savings	7,788	9,608
Money market	9,625	11,894
Certificates of deposit	68,343	68,631

Total deposits	95,191	100,193
Advances from Federal Home Loan Bank	4,500	2,000
Advances from borrowers for taxes and insurance	683	683
Other liabilities	690	320
Common stock in ESOP subject to contingent purchase obligation	47	11

Total liabilities	101,111	103,207

Stockholders’ equity
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding at December 31, 2007 and 2006 – 1,983,750	20	20
Additional paid-in-capital	7,954	7,955
Retained earnings, substantially restricted	8,592	8,541
Unearned Employee Stock Ownership Plan (ESOP) shares	(724)	(767)
Accumulated other comprehensive loss	(16)	(44)
Reclassification of ESOP shares	(47)	(11)

Total equity	15,779	15,694

Total liabilities and stockholders’ equity	$116,890	$118,901

See accompanying notes to financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2007 and 2006

(Dollars in thousands except per share amounts)

	2007	2006
Interest and dividend income
Loans	$6,177	$5,468
Securities	236	304
Federal funds sold	258	380
Interest-earning deposit accounts and other	220	197

	6,891	6,349

Interest expense
Deposits	3,594	3,195
Federal Home Loan Bank advances	135	93

	3,729	3,288

Net interest income	3,162	3,061

Provision (credit) for loan losses	33	(1)

Net interest income after provision for loan losses	3,129	3,062

Non-interest income
Service fee income	154	197
Gain on sale of other assets	4	—
Other	29	42

	187	239

Non-interest expense
Compensation and employee benefits	1,828	1,766
Occupancy and equipment	493	516
Data processing	228	288
Professional fees	267	157
Regulatory fees	54	74
Other	350	300

	3,220	3,101

Income before income taxes	96	200

Provision for income taxes	45	69

Net income	$51	$131

Earnings per common share	$0.03	$0.02

Earnings per share for the 2006 is calculated based on the period of time from the completion date of the initial public offering, October 18, 2006, through the period ended December 31, 2006. See note 10.

See accompanying notes to financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2007 and 2006

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Amount Reclassified on ESOP Shares	Total	Comprehensive Income (Loss)
Balance at January 1, 2006	$—	$—	$8,410	$—	$(76)	—	$8,334	—
Comprehensive income:
Net income	—	—	131	—	—	—	131	$131
Issuance of common stock, net of offering costs of $852	20	7,955	—	(778)	—	—	7,197
Earned ESOP shares	—	—	—	11	—	—	11
Change in unrealized loss on securities available-for-sale, net of taxes	—	—	—	—	32	—	32	32
Reclassification due to release and change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	(11)	(11)	—

Total comprehensive income								$163

Balance at December 31, 2006	20	7,955	8,541	(767)	(44)	(11)	15,694

Comprehensive income-
Net income	—	—	51	—	—	—	51	$51
Earned ESOP shares	—	1	—	43	—	—	44
Additional offering costs	—	(2)	—	—	—	—	(2)
Change in unrealized loss on securities available-for-sale, net of taxes	—	—	—	—	28	—	28	28
Reclassification due to release and change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	(36)	(36)	—

Total comprehensive income								$79

Balance at December 31, 2007	$20	$7,954	$8,592	$(724)	$(16)	$(47)	$15,779

See accompanying notes to financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2007 and 2006

(Dollars in thousands)

	2007	2006
Cash flows from operating activities
Net income	$51	$131
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	108	134
ESOP expense	44	11
Amortization of premiums and discounts	64	39
Provision (credit) for loan losses	33	(1)
Loans originated for sale	—	(1,262)
Proceeds from the sale of loans	—	1,262
Gain on sale of other assets	(4)	—
Changes in:
Deferred loan costs	(214)	72
Accrued interest receivable	(71)	(45)
Deferred income taxes	64	(86)
Other assets	(80)	32
Other liabilities	29	(339)

Net cash from operating activities	24	(52)

Cash flows from investing activities
Principal repayments on mortgage-backed securities	1,028	2,318
Net decrease in loans	772	12,184
Purchase of loans	(15,482)	(12,847)
Redemption of Federal Home Loan Bank stock	—	740
Proceeds from the sale of other assets	31	—
Expenditures for premise and equipment	(706)	(73)

Net cash from investing activities	(14,357)	2,322

Cash flows from financing activities
Net increase (decrease) in deposits	(5,002)	4,033
Advances from FHLB	2,500	—
Net change in advances from borrowers for taxes and insurance	—	67
Net proceeds from issuance of common stock	(2)	7,297
Distribution to capitalize Ben Franklin Financial, MHC	—	(100)

Net cash from financing activities	(2,504)	11,297

Net change in cash and cash equivalents	(16,837)	13,567
Cash and cash equivalents at beginning of year	20,606	7,039

Cash and cash equivalents at end of year	$3,769	$20,606

Supplemental disclosures of cash flow information
Interest paid	$3,665	$3,330
Income taxes paid	90	504
Transfers from loans to repossessed assets	380	—

See accompanying notes to financial statements

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Table amounts in thousands of dollars, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principals of Consolidation: The accompanying consolidated financial statements include the accounts of Ben Franklin Financial, Inc (“the Company”) and its wholly owned subsidiary Ben Franklin Bank of Illinois (“the Bank”). All significant intercompany transactions and balances are eliminated in consolidation.

The Company was organized on October 18, 2006 and is a majority-owned subsidiary of Ben Franklin Financial, MHC (“the MHC”). The financial statements do not include the transactions and balances of the MHC. The information as of and for the period ended December 31, 2006 includes the Company’s information beginning October 18, 2006. The information in the period prior to October 18, 2006, including the financial statements and related financial data, relates to the Bank only.

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

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period, and future results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

Loans Held For Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors on an individual loan by loan basis. Sales in the secondary market are recognized when full acceptance and

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Table amounts in thousands of dollars, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

funding has been received. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Loans are sold with limited recourse consisting of customary representations and warranties. Mortgage loans held for sale are generally sold with servicing rights released. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

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

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowing and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security. Because the stock is viewed as a long term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Table amounts in thousands of dollars, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Other Real Estate Owned: Real estate acquired through foreclosure and other repossessed assets are carried at fair value less estimated costs to sell. Losses on disposition, including expenses incurred in connection with the disposition, are charged to operations.

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

Income Taxes: The provision for income taxes is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Table amounts in thousands of dollars, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

A loan is impaired when full payment under the terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures.

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

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, net of deferred income tax, which are also recognized as separate components of stockholders’ equity.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Table amounts in thousands of dollars, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Standards:

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Adoption of FIN 48 did not have a material impact on the results of operations or financial condition of the Company.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Illinois. The Company is no longer subject to examination by taxing authorities for years before 2004. The Company currently does not have any unrecognized tax benefits and does not expect unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Company did not have any amounts accrued for interest and penalties at December 31, 2007.

In September 2006, Statement 157, “Fair Value Measurements”, was issued. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The Company must adopt Statement 157 on January 1, 2008. Management does not believe the adoption of Statement 157 will have a material impact on its financial condition and results of operations.

In February 2007, Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, was issued. This Statement permits entities to choose to report selected assets and liabilities at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement shall be effective for the Company as of January 1, 2008. The Company did not elect the fair value option for any financial assets or liabilities as of January 1, 2008.

On November 5, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings.” Previously, SAB 105, “Application of Accounting Principles to Loan Commitments,” stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the impact of this standard to be material.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Table amounts in thousands of dollars, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2007, the FASB issued Statement 141R, “Business Combinations.” Statement 141R replaces the current standard on business combinations and will significantly change the accounting for and reporting of business combinations in consolidated financial statements. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. The statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, the statement will result in payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. Statement 141R is effective for fiscal years beginning on or after December 15, 2008.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Table amounts in thousands of dollars, except per share data)

NOTE 2 - SECURITIES AVAILABLE-FOR-SALE

The fair value of securities available-for-sale (consisting of mortgage backed securities) and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2007
FNMA	$2,759	$10	$(27)
FHLMC	457	—	(11)
GNMA	642	2	—

Total	$3,858	$12	$(38)

December 31, 2006
FNMA	$3,326	$1	$(55)
FHLMC	486	—	(17)
GNMA	1,044	1	(2)

Total	$4,856	$2	$(74)

There were no sales of securities available-for-sale during the years ended December 31, 2007 and 2006.

Securities available-for-sale with unrealized losses as of December 31, 2007 and 2006 not recognized in income are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2007
FNMA	$—	$—	$2,005	$(27)	$2,005	$(27)
FHLMC	200	(2)	257	(9)	457	(11)
GNMA	—	—	—	—	—	—

Total temporarily impaired	$200	$(2)	$2,262	$(36)	$2,462	$(38)

2006
FNMA	$—	$—	$3,104	$(55)	$3,104	$(55)
FHLMC	—	—	486	(17)	486	(17)
GNMA	385	(1)	256	(1)	641	(2)

Total temporarily impaired	$385	$(1)	$3,846	$(73)	$4,231	$(74)

The unrealized losses have not been recognized into income because the issuers’ securities are of high credit quality (rated AA or higher), management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to changes in market interest rates. The fair value is expected to recover as the securities approach their maturity dates and/or market rates decline.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Table amounts in thousands of dollars, except per share data)

NOTE 3 - LOANS RECEIVABLE

Loans receivable at December 31 are summarized as follows:

	2007	2006
First mortgage loans
Secured by one-to-four-family residences	$46,870	$49,689
Secured by multi-family residences	11,623	13,205
Secured by commercial real estate	15,924	13,390
Secured by land	1,369	1,074
Construction loans	11,761	4,821

Total first mortgage loans	87,547	82,179

Consumer and other loans
Home equity line of credit	9,081	6,794
Commercial loans	3,341	4,052
Automobile loans	9,097	90
Other consumer loans	36	41

Total consumer and other loans	21,555	10,977

Premiums and net deferred loan origination costs	257	52
Loans in process	(3,828)	(2,126)
Allowance for loan losses	(495)	(508)

	$105,036	$90,574

Loans serviced for others total approximately $525,000 and $1,827,000 at December 31, 2007 and 2006, respectively.

As of December 31, 2007 and 2006 there were no loans outstanding to principal officers, directors and other affiliates.

Activity in the allowance for loan losses is as follows:

	2007	2006
Balance at beginning of year	$508	$509
Provision (credit) for loan losses	33	(1)
Loans charged off	(46)	—
Recoveries of loans previously charged off	—	—

	$495	$508

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Table amounts in thousands of dollars, except per share data)

NOTE 3 - LOANS RECEIVABLE (Continued)

Individually impaired loans are as follows:

	2007	2006
Loans without allocated allowance for loan loss	$267	$707
Loans with allocated allowance for loan loss	—	—

Total	$267	$707

Average of individually impaired loans during the year	$479	$59
Interest income recognized during impairment	—	—
Cash basis interest income recognized during impairment	—	—

Nonperforming loans were as follows:

	2007	2006
Loans past due over 90 days still on accrual	$—	$—
Non-accrual loans	267	707

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

	2007	2006
Land	$225	$225
Building	318	318
Leasehold improvements	855	50
Furniture and fixtures	1,124	882

	2,522	1,475
Accumulated depreciation	(986)	(878)

	$1,536	$597

In December of 2007, the main office of the Bank began operations in its newly developed leased space within the redeveloped commercial center. At December 31, 2007, $1.1 million of total costs had been incurred to complete the office, including furniture and equipment, and are included in the table above.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Table amounts in thousands of dollars, except per share data)

NOTE 5 - DEPOSITS

Deposit accounts with balances greater than $100,000 totaled $15,041,000 and $15,185,000 at December 31, 2007 and 2006, respectively. Deposits greater than $100,000 are not insured.

The scheduled maturities of certificates of deposit are as follows at December 31:

2008	$55,378
2009	11,878
2010	572
2011	76
2012	439

$68,343

Interest expense on deposits is summarized as follows at December 31:

	2007	2006
Demand-interest-bearing	$50	$92
Money market	204	256
Savings	70	104
Certificates of deposit	3,270	2,743

	$3,594	$3,195

Deposits from principal officers, directors and other affiliates were $203,000 and $216,000 at December 31, 2007 and 2006, respectively.

NOTE 6 - ADVANCES FROM FHLB

Advances from the FHLB of Chicago are summarized as follows:

				December 31
Maturity Date	Type	Call Date	Interest Rate	2007	2006
September 28, 2009	Fixed rate	N/A	4.71%	$2,500	$—
March 22, 2010	Fixed rate	N/A	4.58%	2,000	2,000

				$4,500	$2,000

The Bank has adopted a collateral pledge agreement whereby the Bank has agreed to keep on hand, free of all other pledges, liens, and encumbrances, first mortgages with unpaid principal balances aggregating no less than 133% of the outstanding secured advances from the FHLB. All FHLB stock is also pledged to secure these advances.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Table amounts in thousands of dollars, except per share data)

NOTE 7 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s operations and financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to help ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital as defined in the regulations to risk-weighted assets as defined and of Tier I capital to adjusted assets as defined. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. The Bank was categorized as well capitalized at December 31, 2007 and 2006. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If undercapitalized, asset growth and expansion are limited and plans for capital restoration are required.

The following is a reconciliation of the Bank’s stockholders’ equity under U.S. generally accepted accounting principles (“GAAP”) to regulatory capital at December 31:

	2007	2006
Total stockholders’ equity	$12,083	$12,008
Deferred tax asset limitation	(107)	(179)
Unrealized loss on securities available-for-sale, net of deferred income tax	16	44

Tier I capital	11,992	11,873
Allowance for loan losses	495	508

Total regulatory capital	$12,487	$12,381

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Table amounts in thousands of dollars, except per share data)

NOTE 7 - REGULATORY MATTERS (Continued)

At year end, actual capital levels and minimum required levels for the Bank were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007
Total capital (to risk-weighted assets)	$12,487	13.5%	$7,393	8.0%	$9,241	10.0%
Tier 1 (core) capital (to risk-weighted assets)	11,992	13.0	3,697	4.0	5,545	6.0
Tier 1 (core) capital (to adjusted total assets)	11,992	10.3	4,672	4.0	5,840	5.0

December 31, 2006
Total capital (to risk-weighted assets)	$12,381	16.2%	$6,120	8.0%	$7,650	10.0%
Tier 1 (core) capital (to risk-weighted assets)	11,873	15.5	3,060	4.0	4,590	6.0
Tier 1 (core) capital (to adjusted total assets)	11,873	10.0	4,752	4.0	5,940	5.0

NOTE 8 - EMPLOYEE BENEFITS

The Bank had maintained a Savings Incentive Matching Plan for Employees (SIMPLE) covering substantially all employees. Participants elected to make tax-deferred contributions to the plan up to $10,000 per calendar year. Annually, the Bank made dollar-for-dollar matching contributions based on amounts contributed by participants up to a maximum of 3% of compensation per participant. With the reorganization of the Bank and implementation of the ESOP, the Bank terminated the plan at December 31, 2006. The Bank made contributions totaling $22,000 during 2006.

On October 18, 2006, the Company adopted an employee stock ownership plan (“the ESOP”) for the benefit of substantially all employees. The ESOP borrowed $778,000 from the Company and used those funds to acquire 77,763 shares of the Company’s stock in connection with the reorganization at a price of $10.00 per share.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on ESOP assets. In 2007, the Company made a contribution to the ESOP of $92,000 and the ESOP made the annual principal and interest payment on the loan of $92,000.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Table amounts in thousands of dollars, except per share data)

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

The ESOP has a plan year end of December 31. Expense related to the ESOP was $44,000 and $11,000 for the years ended December 31, 2007 and 2006 respectively.

Shares held by the ESOP at December 31, 2007 and 2006 respectively were as follows:

	2007	2006
Allocated shares	5,327	1,037
Unearned ESOP shares	72,436	76,726

Total ESOP shares	77,763	77,763

Fair value of unearned ESOP shares	$634	$829

Fair value of allocated shares subject to repurchase obligation	$47	$11

NOTE 9 - INCOME TAXES

The provision for income taxes consists of the following at December 31:

	2007	2006
Current	$(19)	$155
Deferred	64	(86)

	$45	$69

The income tax provision differs from the amounts determined by applying the statutory U.S. federal income tax rate as a result of the following items at December 31:

	2007		2006
	Amount	Percent	Amount	Percent
Income tax provision computed at the statutory rate	$33	34.0%	$68	34.0%
State tax and other	12	12.9	1.3

	$45	46.9%	$69	$34.3%

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Table amounts in thousands of dollars, except per share data)

NOTE 9 - INCOME TAXES (Continued)

The net deferred tax asset consists of the following at December 31:

	2007	2006
Deferred tax assets
Accumulated depreciation	$30	$108
Bad debts	192	197
Deferred loan fees	37	25
Net operating loss carryforwards	66	64
Unrealized loss on securities available-for-sale	10	28
ESOP	9	4
Deferred tax liabilities
FHLB stock dividends and other	(129)	(129)

Net asset	$215	$297

State net operating losses of approximately $1,369,000 are being carried forward and will be available to reduce future taxable income. These carryforwards expire beginning 2015 through 2022. Based on projections of future taxable income, management believes that it is more likely than not that the deferred tax asset will be fully realized.

NOTE 10 - EARNINGS PER SHARE

Amounts reported in earnings per share reflect earnings available to common stockholders for the period divided by the weighted average number of shares of common stock outstanding. The Company did not issue shares of common stock until October 18, 2006. Therefore, earnings per share reported for the year ended December 31, 2006 reflects income only for the period during which shares were outstanding.

The following table presents a reconciliation of the components used to compute basic and diluted earnings per share for 2007 and 2006:

	For the year ended December 31,
	2007	2006
Net income available to common stockholders	$51	$37
Weighted average common shares outstanding	1,909,168	1,983,750
Basic and diluted earnings per share	$0.03	$0.02

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Table amounts in thousands of dollars, except per share data)

NOTE 11 - COMMITMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

	Contractual Amount
	December 31
	2007	2006
Financial instruments whose contract amounts represent credit risk
Unused lines of credit	$14,642	$10,729
Commitments to make loans	2,308	—

The contractual amount of fixed rate commitments to make loans at December 31, 2007 and 2006 were $1,024,000 and $0 respectively. Commitments to make loans are generally made for 60 days or less.

Financial instruments that potentially subject the Bank to concentrations of credit risk include deposit accounts in other financial institutions. At December 31, 2007, the Bank had interest-bearing deposits amounting to $679,000 with the Federal Home Loan Bank of Chicago and non-interest-bearing deposits of $471,000 with JP Morgan Chase. The Bank also had federal funds sold to JP Morgan Chase of $2,412,000. At December 31, 2006, the Bank had interest-bearing deposits amounting to $6,313,000 with the Federal Home Loan Bank of Chicago and non-interest-bearing deposits of $1,546,000 with JP Morgan Chase. The Bank also had federal funds sold to JP Morgan Chase of $12,150,000.

The Bank leases its main office facility under a noncancelable fifteen-year operating lease. The Bank leases its branch facility under a noncancelable five-year operating lease that matures on November 30, 2009. Minimum rental commitments under the leases are as follows as of December 31, 2007:

2008	$218
2009	222
2010	167
2011	171
2012	176
After 2012	2,037

$2,991

Rent expense for the years ended December 31, 2007 and 2006 was $164,000 and $161,000, respectively.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Table amounts in thousands of dollars, except per share data)

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2007		December 31, 2006
	Approximate Carrying Value	Estimated Fair Value	Approximate Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$3,769	$3,769	$20,606	$20,606
Securities available-for-sale	3,858	3,858	4,856	4,856
Loans receivable, net	105,036	105,559	90,574	90,632
FHLB stock	1,337	N/A	1,337	N/A
Accrued interest receivable	605	605	534	534

Financial liabilities
Demand, money market, and savings	$(26,848)	$(26,848)	$(31,562)	$(31,562)
Certificates of deposits	(68,343)	(68,746)	(68,631)	(68,261)
FHLB advances	(4,500)	(4,566)	(2,000)	(1,971)
Accrued interest payable	(141)	(141)	(91)	(91)

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The methods and assumptions used to determine fair values for each class of financial instrument are presented below.

The estimated fair values for; cash and cash equivalents; accrued interest receivable; demand, money market, and savings deposits; and accrued interest payable approximate their carrying values. The estimated fair values for securities available-for-sale are based on quoted market values for the individual securities or for equivalent securities. It was not practicable to determine the fair value of FHLB stock due to the restriction placed on transferability. The estimated fair value for loans is based on estimates of the rates the Bank would charge for similar loans at December 31, 2007 and 2006, applied for the time period until estimated payment. The estimated fair value of certificates of deposit is based on the rate the Bank would pay on such deposits at December 31, 2007 and 2006, applied for the time period until maturity. The fair value of FHLB advances is based on current rates for similar financing. Loan commitments are not included in the table above as their estimated fair value is immaterial.

While the above estimates are based on management’s judgment of the most appropriate factors, there is no assurance that were the Bank to have disposed of these items on December 31, 2007 and 2006, the fair values would have been achieved, because the market value may differ depending on the circumstances.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Table amounts in thousands of dollars, except per share data)

NOTE 13 - COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

	2007	2006
Unrealized holding gains and losses on securities available-for-sale	$46	$50
Less reclassification adjustments for gains and losses recognized in income	—	—

	46	50
Deferred tax effect	18	18

Other comprehensive income	$28	$32

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Table amounts in thousands of dollars, except per share data)

NOTE 14 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

December 31, 2007 and 2006

	2007	2006
ASSETS
Cash and cash equivalents	$2,980	$2,909
Investment in bank subsidiary	12,083	12,008
ESOP loan	747	778
Other assets	18	17

Total assets	$15,828	$15,712

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities	$2	$7
Common stock in ESOP subject to contingent purchase obligation	47	11
Stockholders’ equity	15,779	15,694

Total liabilities and stockholders’ equity	$15,828	$15,712

CONDENSED STATEMENTS OF INCOME For the year ended December 31, 2007 and period from October 18, 2006 through December 31, 2006

	2007	2006
Income
Interest on ESOP loan	$62	$14
Other interest income	21	5

Total income	83	19
Expense
Other expense	77	1

Income before income tax benefit and undistributed subsidiary income	6	18
Provision for income taxes	2	7
Equity in undistributed subsidiary income	47	120

Net income	$51	$131

BEN FRANKLIN FINANCIAL, INC

CONDENSED STATEMENTS OF CASH FLOWS

For the year ended December 31, 2007 and period from October 18, 2006 through December 31, 2006

	2007	2006
Cash flows from operating activities
Net income	$51	$131
Adjustments
ESOP expense	44	11
Equity in undistributed subsidiary income	(47)	(120)
Change in other assets	(1)	(17)
Change in other liabilities	(5)	7

Net cash from operating activities	42	12

Cash flows from investing activities
Initial investment in bank subsidiary	—	(4,300)
Payments on ESOP loan	31	—
ESOP loan origination	—	(778)

Net cash from investing activities	31	(5,078)

Cash flows from financing activities
Issuance of common stock, net of offering costs	(2)	8,075
Distribution to capitalize Ben Franklin Financial MHC	—	(100)

Net cash from financing activities	(2)	7,979

Net change in cash and cash equivalents	71	2,909
Beginning cash and cash equivalents	2,909	—

Ending cash and cash equivalents	$2,980	$2,909

ITEM 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 8A. (T) Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1) Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(3) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has used the framework set forth in the report entitled “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting

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

ITEM 8B. Other Information

None.

PART III

ITEM 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Ben Franklin Financial, Inc. has adopted a Code of Ethics that applies to Ben Franklin Financial, Inc.’s principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Ethics is filed as Exhibit 14 to the Form 10-KSB for the year ended December 31, 2006. A copy of the Code will be furnished without charge upon written request to the Secretary, Ben Franklin Financial, Inc., 830 East Kensington Road, Arlington Heights, Illinois 60004.

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

ITEM 13. Exhibits

3.1	Charter of Ben Franklin Financial, Inc.*

3.2	Bylaws of Ben Franklin Financial, Inc.*

4	Form of Common Stock Certificate of Ben Franklin Financial, Inc.*

10.1	Employee Stock Ownership Plan*

10.2	Employment Agreement with C. Steven Sjogren**

10.3	Employment Agreement with Glen A. Miller**

10.4	Employment Agreement with Robin L. Jenkins**

10.5	Equity Incentive Plan***

14	Code of Ethics****

21	Subsidiaries of Registrant*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form SB-2 of Ben Franklin Financial, Inc. (File No. 333-135562), originally filed with the Securities and Exchange Commission on June 30, 2006, as amended.
**	Incorporated by reference to the Form 8-K of Ben Franklin Financial, Inc. (File No. 000-52240), filed with the Securities and Exchange Commission on January 29, 2008.
***	Incorporated by reference to Appendix A to the Definitive Proxy Statement of Ben Franklin Financial, Inc. (File No. 000-52240), filed with the Securities and Exchange Commission on February 6, 2008.
****	Incorporated by reference to the Form 10-KSB of Ben Franklin Financial, Inc. (File No. 000-52240), filed with the Securities and Exchange Commission on March 30, 2007.

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
Date: March 28, 2008
	By:	/s/ C. Steven Sjogren
C. Steven Sjogren
Chairman of the Board, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ C. Steven Sjogren C. Steven Sjogren	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2008

/s/ Glen A. Miller Glen A. Miller	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2008

/s/ Robert E. DeCelles Robert E. DeCelles	Director	March 28, 2008

/s/ Bernadine V. Dziedzic Bernadine V. Dziedzic	Director	March 28, 2008

/s/ John R. Perkins John R. Perkins	Director	March 28, 2008

/s/ Nicholas J. Raino Nicholas J. Raino	Director	March 28, 2008

/s/ James M. Reninger James M. Reninger	Director	March 28, 2008