Form 10-Q
period 2008-03-31
Ben Franklin Financial, Inc.
filed 2008-05-15
CIK 1366925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-52240

Ben Franklin Financial, Inc.

(Exact name of registrant as specified in its charter)

Federal	20-5838969
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

830 East Kensington Road, Arlington Heights, Illinois	60004
(Address of principal executive offices)	(Zip Code)

(847) 398-0990

(Registrant’s telephone number, including area code)

Check whether the registrant (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of outstanding shares of common stock as of May 12, 2008: 2,018,226 shares

BEN FRANKLIN FINANCIAL, INC.

PART I – Financial Information

Item 1.	Financial Statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share data)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Cash and due from banks	$1,619	$612
Interest-earning deposit accounts	648	745
Federal funds sold	4,212	2,412

Cash and cash equivalents	6,479	3,769
Securities available-for-sale	3,685	3,858
Loans, net of allowance for loan losses of $567 at March 31, 2008 and $495 at December 31, 2007	103,460	105,036
Federal Home Loan Bank stock	1,337	1,337
Premises and equipment, net	1,135	1,536
Other real estate	396	—
Repossessed assets	16	353
Accrued interest receivable	586	605
Other assets	461	396

Total assets	$117,555	$116,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Demand deposits-noninterest-bearing	$1,620	$2,423
Demand deposits-interest-bearing	6,485	7,012
Savings deposits	7,575	7,788
Money market deposits	9,716	9,625
Certificates of deposit	71,062	68,343

Total deposits	96,458	95,191
Advances from Federal Home Loan Bank	4,500	4,500
Advances from borrowers for taxes and insurance	371	683
Other liabilities	455	690
Common stock in ESOP subject to contingent purchase obligation	60	47

Total liabilities	101,844	101,111

Stockholders’ equity
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding at March 31, 2008 and December 31, 2007 – 1,983,750	20	20
Additional paid-in-capital	7,951	7,954
Retained earnings, substantially restricted	8,499	8,592
Unearned Employee Stock Ownership Plan (ESOP) shares	(712)	(724)
Accumulated other comprehensive income (loss)	13	(16)
Reclassification of ESOP shares	(60)	(47)

Total equity	15,711	15,779

Total liabilities and equity	$117,555	$116,890

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Interest and dividend income
Loans	$1,599	$1,391
Securities	44	67
Federal funds sold	24	123
Interest-earning deposit accounts and other	10	95

	1,677	1,676

Interest expense
Deposits	852	891
Federal Home Loan Bank advances	53	23

	905	914

Net interest income	772	762

Provision for loan losses	72	5

Net interest income after provision for loan losses	700	757

Non-interest income
Service fee income	38	39
Loss on sale of other assets	(4)	—
Other	3	6

	37	45

Non-interest expenses
Compensation and employee benefits	454	450
Occupancy expenses	156	124
Data processing services	65	58
Professional fees	82	66
Regulatory fees	13	15
Other	90	79

	860	792

Income (loss) before income taxes	(123)	10

Income tax expense (benefit)	(30)	2

Net income (loss)	$(93)	$8

Earnings (loss) per common share	$(0.05)	$0.00

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2008 and 2007 – (Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Amount Reclassified on ESOP Shares	Total	Comprehensive Income
Balance at January 1, 2007	$20	$7,955	$8,541	$(767)	$(44)	(11)	$15,694	—
Comprehensive income:
Net income	—	—	8	—	—	—	8	8
Earned ESOP shares	—	1	—	13	—	—	14
Additional offering costs	—	(2)	—	—	—	—	(2)
Change in unrealized loss on securities available-for-sale, net of deferred income taxes	—	—	—	—	13	—	13	13
Reclassification due to release and change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	(11)	(11)	—

Total comprehensive income								$21

Balance at March 31, 2007	$20	$7,954	$8,549	$(754)	$(31)	$(22)	$15,716

Balance at January 1, 2008	$20	$7,954	$8,592	$(724)	$(16)	$(47)	$15,779	—
Comprehensive income:
Net loss	—	—	(93)	—	—	—	(93)	$(93)
Earned ESOP shares	—	(3)	—	12	—	—	9
Change in unrealized loss on securities available-for-sale, net of deferred income taxes	—	—	—	—	29	—	29	29
Reclassification due to release and change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	(13)	(13)	—

Total comprehensive loss								$(64)

Balance at March 31, 2008	$20	$7,951	$8,499	$(712)	$13	$(60)	$15,711

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities
Net income (loss)	$(93)	$8
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation	40	28
ESOP expense	9	14
Amortization of premiums and discounts	14	4
Provision for loan losses	72	5
Loss on sale of other assets	4	—
Changes in:
Deferred loan costs	(64)	21
Accrued interest receivable	19	(37)
Other assets	(63)	(104)
Other liabilities	(255)	(58)

Net cash from operating activities	(317)	(119)
Cash flows from investing activities
Principal repayments on mortgage-backed securities	217	262
Net decrease in loans	4,145	303
Purchase of loans	(2,604)	(6,284)
Proceeds from the sale of other assets	349	—
Expenditures for premises and equipment	(35)	(6)

Net cash from investing activities	2,072	(5,725)
Cash flows from financing activities
Net increase (decrease) in deposits	1,267	(4,715)
Additional offering costs	—	(2)
Net change in advances from borrowers for taxes and insurance	(312)	(140)

Net cash from financing activities	955	(4,857)

Net change in cash and cash equivalents	2,710	(10,701)

Cash and cash equivalents at beginning of year	3,769	20,606

Cash and cash equivalents at end of period	$6,479	$9,905

Supplemental disclosures
Interest paid	$778	$905
Income taxes paid	—	15
Transfer of office building to other real estate	396	—
Transfer of loans to repossessed assets	16	—

See accompanying notes to consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Financial Statement Presentation

The accompanying consolidated financial statements of Ben Franklin Financial, Inc. (the “Company”) and its wholly owned subsidiary Ben Franklin Bank of Illinois (the “Bank”) have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly they do not include all of the information and footnotes required for complete financial statements. All significant intercompany transactions are eliminated in consolidation. In the opinion of the Company’s management, all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial condition and results of operations for the interim periods included herein have been made. Interim results are not necessarily indicative of results for a full year.

In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in preparation of the financial statements, refer to the Company’s 2007 Annual Report on Form 10-KSB.

The Bank is a federally chartered stock savings bank and a member of the Federal Home Loan Bank (“FHLB”) system. The Bank maintains insurance on savings accounts with the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation. Ben Franklin, MHC (the ”MHC”), a federally chartered mutual holding company, owns $1,091,062 shares of the Company’s common stock and will continue to own at least a majority of the Company’s common stock as long as the MHC exists.

Notes 2 – Stock Based Compensation

On October 18, 2006, the Company adopted an employee stock ownership plan (“the ESOP”) for the benefit of substantially all employees. The ESOP borrowed $778,000 from the Company and used those funds to acquire 77,763 shares of the Company’s common stock in connection with the reorganization of the Bank at a price of $10 per share.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on ESOP assets. Annual principal and interest payments of approximately $90,000 are to be made by the ESOP for 2008.

As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce accrued interest. Because participants may require the Company to purchase their ESOP shares upon termination of their employment, the fair value of all earned and allocated ESOP shares may become a liability.

The ESOP has a plan year end of December 31. Expense related to the ESOP was $11,000 and $14,000 for the three months ended March 31, 2008 and 2007.

Shares held by the ESOP at March 31, 2008 were as follows:

Shares committed to be released	6,620
Unearned ESOP shares	71,143

Total ESOP shares	77,763

Fair value of unearned ESOP shares	$640,000

Fair value of allocated shares subject to repurchase obligation	$60,000

On March 26, 2008 stockholders of the Company approved the Ben Franklin Financial, Inc. Equity Incentive Plan (the “Plan”) which provides officers, employees, and directors of the Company and the Bank with stock based incentives to promote our growth and performance. The Plan shall remains in effect as long as any awards are outstanding provided, however, that no awards be granted under the plan after ten years from the date of adoption. The Plan authorizes the issuance of up to 136,085 shares of our common stock pursuant to grants of incentive and non-statutory stock options, stock appreciation rights, and restricted stock awards. No more than 38,881 shares may be issued as restricted stock awards. No more than 97,204 shares may be issued pursuant to stock options and stock appreciation rights, all of which may be granted pursuant to the exercise of incentive stock options. As of March 31, 2008, no stock awards have been granted, however, as of April 17, 2008 we issued 34,476 restricted stock awards and 86,740 stock options under the Plan, all of which vest over a five year period. Awards under the Plan may also fully vest upon the participant’s death or disability or change in control of the Company.

Note 3 – Earnings Per Share

Basic earnings per share is based on net income (loss) divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released ESOP shares. Diluted earnings per share shows the dilutive effect, if any, of additional common shares issuable under stock option or awards. Through March 31, 2008, the Company had no common stock equivalents; consequently, basic and diluted earnings per share are the same.

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share for the first quarter of 2008 and 2007:

	Three months ended March 31, 2008	Three months ended March 31, 2007
Net income (loss) available to common stockholders	$(93,000)	$8,000
Weighted average common shares outstanding	$1,911,964	$1,907,024
Basic and diluted earnings per share	$(0.05)	$0.00

Note 4 – New Accounting Standards

In September 2006, Statement 157, “Fair Value Measurements”, was issued by the FASB. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adopting Statement 157 was not material to the results of operations or financial condition of the Company.

In February 2007, Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, was issued by the FASB. This Statement permits entities to choose to report selected assets and liabilities at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective for the Company as of January 1, 2008. The Company did not elect the fair value option for any financial assets or liabilities as of January 1, 2008.

On November 5, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings.” Previously, SAB 105, “Application of Accounting Principles to Loan Commitments,” stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. Adoption of this statement did not have a material impact on the results of operation or financial condition of the Company.

In December 2007, the FASB issued Statement 141R, “Business Combinations.” Statement 141R replaces the current standard on business combinations and will significantly change the accounting for and reporting of business combinations in consolidated financial statements. This Statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. The Statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, the Statement will result in payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. Statement 141R is effective for fiscal years beginning on or after December 15, 2008. Management does not expect the adoption of this Statement will have a material impact on the results of operation or financial condition of the Company.

Note 5 – Fair Value

Statement 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Assets Measured on a Recurring Basis

The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Assets measured at fair value on a recurring basis are summarized below:

	March 31, 2008	Fair Value Measurements at March 31, 2008 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities	$3,685	$—	$3,685	$—

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	March 31, 2008	Fair Value Measurements at March 31, 2008 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans	$400	$—	$400	$—

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $472,000, with a valuation allowance of $72,000, resulting in an additional $72,000 provision for loan losses for the three months ended March 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements, in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of management. Words such as “expects,” “believes,” “should,” “plans,” “anticipates,” “will,” “potential,” “could,” “intend,” “may,” “outlook,” “predict,” “project,” “would,” “estimates,” “assumes,” “likely,” and variations of such similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include, but are not limited to: statements of our goals, intentions, and expectations; statements regarding our business plans and prospects and growth and operating strategies; statements regarding the asset quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits. For this presentation, the Company and its subsidiary claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

Factors that could cause future results to vary from current management expectations include, but are not limited to: our ability to manage the risk from our multi-family, commercial real estate, construction, commercial, and auto lending including purchased loans; significantly increased competition among depository and other financial institutions; our ability to execute our plan to grow our assets on a profitable basis; our ability to execute on a favorable basis any plan we may have to acquire other institutions or branches or establish new offices; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments and inflation; general economic conditions, either nationally or in our market area; adverse changes in the securities and national and local real estate markets (including loan demand and real estate values); legislative or regulatory changes that adversely affect our business; our ability to enter new markets successfully and take advantage of growth opportunities; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting bodies; and changes in our organization, compensation and benefit plans; and other factors discussed elsewhere in this report or set forth under Risk Factors’ in our Registration Statement on Form SB-2 under the Securities Act of 1933. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

General

Ben Franklin Bank of Illinois (“the Bank”) is a federally chartered savings bank headquartered in Arlington Heights, Illinois. The Bank was originally founded in 1893 as a building and loan association. We conduct our business from our main office and one branch office. All of our offices are located in the northwestern corridor of the Chicago metropolitan area.

Our principal business activity is attracting retail deposits from the general public in our market and investing those deposits, together with funds generated from operations and to a lesser extent borrowings, in one- to four-family residential mortgage loans and, to a lesser extent, multi-family real estate loans, commercial real estate loans, construction and land loans, home equity lines-of-credit, and other loans. We have also invested in mortgage-backed securities and have, over the past year, acquired a significant number of automobile loans. The Bank offers a variety of deposit accounts, including checking, money market, savings, and certificates of deposit, and emphasizes personal and efficient service for its customers. Our primary sources of funds are deposits and principal and interest payments on loans and securities. We also use borrowings, primarily Federal Home Loan Bank of Chicago advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. Our primary focus is to develop and build profitable customer relationships across all lines of business while maintaining our focus as a community bank.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, investment securities (including mortgage-backed and other securities), federal funds sold, and other interest-earning assets primarily interest earning deposits, and the interest paid on our interest-bearing liabilities, consisting primarily of savings and transaction accounts, certificates of deposit, and Federal Home Loan Bank of Chicago advances. Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of deposit service charges, loan origination fees charged to other financial institutions, and miscellaneous other income. Non-interest expense consists primarily of compensation and employee benefits, occupancy and equipment expenses, data processing, professional fees, and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates and real estate values, governmental policies and actions of regulatory authorities.

Critical Accounting Policies

Certain of our accounting policies are important to the reporting of our financial results, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in performance of the economy, changes in the financial condition of borrowers, and changes in value of loan collateral such as real estate. As discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, management believes that its critical accounting policies include determining the allowance for loan losses and accounting for deferred income taxes. The Company’s critical accounting policies have not changed since December 31, 2007.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

General. The uncertain economic conditions nationwide and in our market area, as reflected in the continued slow down in the real estate market, and the generally slower lending activity during the winter months are reflected in the decrease in our loan portfolio balance at March 31, 2008. Together with the formal grand opening of our new main office in the beginning of April, we are reviewing our product and service offerings to enhance our competitive position in our market.

Assets. Total assets at March 31, 2008 were $117.6 million compared to $116.9 million at December 31, 2007, an increase of $665,000 or 0.6%. This increase was primarily due to an increase in our cash and cash equivalents of $2.7 million which increased due to an increase in our customer deposits. The modest increase in assets in the first quarter of 2008, while consistent with the $786,000 increase in assets in the fourth quarter of 2007, reflects the general weakness in the local economy and its impact on loan origination activity.

For the first three months of 2008, loan balances decreased $1.6 million or 1.5% to $103.5 million compared to $105.0 million at December 31, 2007. We continued the automobile purchase program that began in 2007 as we purchased an additional $2.6 million of such loans bringing our automobile loan portfolio balance to $10.9 million at March 31, 2008, approximately 10.1% of our overall loan portfolio. We anticipate future purchases of approximately $750,000 per month through the remainder of 2008. Our home equity lines of credit increased $548,000 or 6.0% to $9.6 million at the end of the first quarter. These increases were offset by decreases in the remainder of our portfolio due to lower loan originations and regular payments. Our one- to four-family residential loans decreased $1.7 million or 3.7% to $45.1 million, our commercial real estate loans decreased $1.8 million or 11.4% to $14.1 million, and our commercial loans decreased $366,000 or 11.0% to $3.0 million at March 31, 2008. We anticipate lower origination and purchase volume through the remainder of the year due to economic conditions in our market area.

At March 31, 2008, the allowance for loan losses was $567,000 or 0.55% of the total loan portfolio compared to $495,000 or 0.47% of the total loan portfolio at December 31, 2007. During the first quarter of 2008, we provided $72,000 as a specific allowance for a non-performing construction loan. Our nonperforming loans, consisting of non-accrual loans and any other loans delinquent 90 days or longer, increased to $472,000 or 0.45% of total loans at

March 31, 2008 compared to $267,000 or 0.25% of total loans at December 31, 2007. During the first quarter of 2008, we sold our foreclosed real estate property and $27,000 of repossessed automobiles. At March 31, 2008, our repossessed assets totaled $16,000.

Our securities portfolio balances decreased $173,000 or 4.5% to $3.7 million at March 31, 2008 from $3.9 million at December 31, 2007 due to payments on mortgage-backed securities partially offset by unrealized gains of $47,000. Our Federal Home Loan Bank stock balance remained unchanged at $1.3 million at March 31, 2008. Cash and cash equivalents increased $2.7 million or 71.9% to $6.5 million at March 31, 2008. This increase was due to an increase in our customer deposits and payments on loans and mortgage-backed securities.

Our other real estate consists of the branch office we closed. The building is currently for sale. All operations of this office have been consolidated into our new main office facility.

Liabilities. Deposit balances increased $1.3 million or 1.4% to $96.5 million at March 31, 2008 from $95.2 million at December 31, 2007. Our certificate of deposit accounts increased $2.7 million or 4.0% to $71.1 million at March 31, 2008. Our non-certificate accounts decreased $1.5 million or 5.4% to $25.4 million at March 31, 2008. At the end of February we introduced our bill payment service to enhance our checking account products and help generate new checking account customers.

Equity. Total equity at March 31, 2008 was $15.7 million compared to $15.8 million at December 31, 2007. Equity decreased by $68,000 due to the net loss of $93,000 during the quarter but was offset by an increase of $29,000 due to an increase in the unrealized gain on securities available-for-sale, net of deferred income taxes.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

General. Our operations for the first quarter of 2008 were affected by several factors including the general declining interest rate environment, an increase in our provision for loan losses, and costs related to the implementation of the Company’s Equity Incentive Plan (the “Plan”). During the first quarter of 2008, the Federal Open Market Committee reduced the targeted federal funds rate by a total of 200 basis points which resulted in a similar reduction in the prime lending rate. These reductions had an immediate impact on our revenue, reducing the interest income we earned on our adjustable rate home equity line-of-credit and construction loans and our interest earning deposits and federal funds sold. While we were able to reduce interest expense on some of our deposit products, much of the cost reduction for deposits from the lower market interest rates will be realized in the coming months as higher rate certificates of deposit mature and reprice at lower market rates, assuming existing rate levels. In evaluating our allowance for loan losses, we determined that an additional $72,000 provision was required primarily due to a non-performing construction loan. In addition, we incurred $31,000 in costs during the first quarter related to the implementation of our Equity Incentive Plan which was approved by our stockholders at a special meeting held on March 26, 2008. The Plan was adopted to provide officers, employees, and directors of the Bank and the Company with stock based incentives to promote our growth and performance. As of March 31, 2008, no awards were granted under the Plan, however, as of April 17, 2008, we granted 34,476 restricted stock awards and 86,740 stock options under the Plan, all of which vest over a five year period.

Earnings decreased $101,000 to a net loss of $93,000 for the three months ended March 31, 2008 compared to net income of $8,000 for the three months ended March 31, 2007 primarily due to an increase in our loan loss provision, a decrease in non-interest income and an increase in non-interest expense. Our net interest income increased $10,000 or 1.3% to $772,000 for the three months ended March 31, 2008 primarily due to an increase in our net interest rate spread, offset by a decrease in our net interest earning assets over interest-bearing liabilities, resulting in an overall increase in our net interest margin to 2.72% for the first quarter of 2008 compared to 2.67% for the prior year quarter. Non-interest income decreased by $8,000 or 17.8% to $37,000 for the three months ended March 31, 2008. Non-interest expense increased $68,000 or 8.6% to $860,000 for the three months ended March 31, 2008 from $792,000 for the prior year quarter primarily due to an increase in occupancy costs and professional fees.

Interest Income. Interest income was $1.7 million for the three months ended March 31, 2008, virtually unchanged from the prior year quarter. Interest income from loans increased $208,000 or 15.0% to $1.6 million primarily due to a $12.5 million increase in the average loan portfolio balance in the first quarter of 2008. The average yield on loans for the three months ended March 31, 2008 increased to 6.17% compared to 6.14% for the prior year quarter. The increase in our average loan portfolio balance was attributable to: an $8.3 million increase in the average balance of our consumer loans, primarily automobile loans; a $2.1 million increase in the average balance of our home equity lines-of-credit; and a $5.3 million increase in the average balance of our construction loans. These increases were offset by a $2.8 million decrease in the average balance of our one- to four-family real estate loans.

Interest income from securities decreased $23,000 or 34.3% to $44,000 for the three months ended March 31, 2008. Dividend income from Federal Home Loan Bank of Chicago stock declined $12,000 due to the suspension of dividend payments at the end of the third quarter in 2007. The average balance of our securities decreased $997,000 to $5.1 million for the three months ended March 31, 2008 due to payments on mortgage-backed securities. The yield on securities for the three months ended March 31, 2008 was 3.47% compared to 4.34% for the prior year period, primarily due to the suspension of the Federal Home Loan Bank stock dividend.

Interest from other interest-earning assets for the three months ended March 31, 2008 decreased $184,000 to $34,000. The average balance of other interest-earning assets decreased $12.4 million to $4.6 million for the quarter ended March 31 2008 compared to $17.0 million the prior year quarter which included funds received from our initial public offering which closed on October 18, 2006. The decrease in the average balance of our other interest-earning assets was used to fund the increase in our loan portfolio. The average yield on other interest-earning assets was 2.96% for the first quarter of 2008 compared to 5.20% for the prior year quarter.

Interest Expense. Interest expense for the three months ended March 31, 2008 was $905,000, a decrease of $9,000 or 1.0% from the prior year quarter. Interest on deposits decreased $39,000 due to a decrease in the average balance and a decrease in the average cost of deposits. The average balance of interest bearing deposits decreased $2.4 million to $93.6 million for the first quarter of 2008 compared to the prior year quarter due to a $3.5 million decrease in the average balance of savings, demand, and money market accounts. This decrease was offset by an increase of $1.1 million in the average balance of certificates of deposits. Our average cost of deposits decreased to 3.65% for the three months ended March 31, 2008 compared to 3.76% the prior year quarter.

Interest expense on advances from the Federal Home Loan Bank of Chicago increased $30,000 for the quarter ended March 31, 2008 from the prior year quarter due to an additional advance of $2.5 million. The average balance of Federal Home Loan Bank advances for the quarter ended March 31, 2008 was $4.5 million with an average cost of 4.72% compared to an average balance of $2.0 million with a cost of 4.64% for the prior year quarter.

Net Interest Income. Net interest income for the three months ended March 31, 2008 was $772,000 compared to $762,000 for the three months ended March 31, 2007, an increase of $10,000 or 1.3%. For the three months ended March 31, 2008, the average yield on interest-earning assets was 5.92% and the average cost of interest-bearing liabilities was 3.70% compared to 5.90% and 3.78%, respectively, for the three month ended March 31, 2007. These changes resulted in an increase in our net interest rate spread to 2.22% in 2008 compared to 2.12% 2007.

Provision for Loan Losses. Our allowance for loan losses is the estimated amount considered necessary for probable incurred losses in the loan portfolio at the balance sheet date. Our analysis includes a review of identified problem loans for which a specific allowance is required as well as a general allowance for the remainder of the portfolio.

Our provision for loan losses was $72,000 for the three months ended March 31, 2008 compared to a $5,000 provision the prior year quarter. The increase in our provision resulted from a decline in the value of a partially completed home securing a non-performing construction loan which is currently in the process of foreclosure. Given the relatively low level of our non-performing loans and delinquencies in our loan portfolio, we believe the current allowance for loan losses is adequate. While our methodology takes into account higher risk factors for multi-family real estate, commercial real estate, construction, commercial and land loans, other factors including our experience with our borrowers and community, our underwriting standards and the repayment performance of our portfolio loans may offset these risks.

Non-interest Income. For the three months ended March 31, 2008, non-interest income decreased $8,000 or 17.8% to $37,000. Fees received from providing loan origination services for other financial institutions, one of the largest components of non-interest income, totaled $9,000 for the three months ended March 31, 2008 compared to $15,000 for the prior period. This decrease was due to lower origination activity which totaled $724,000 in the first quarter of 2008 compared to $6.1 million for the prior year quarter. We also incurred a loss of $4,000 on the sale of other assets, primarily due to the sale of repossessed automobiles.

Non-interest Expense. For the three months ended March 31, 2008, non-interest expense totaled $860,000 compared to $792,000 for the three months ended March 31, 2007, an increase of 8.6%. Compensation and benefits expense increased $4,000 or 0.9% for the three months ended March 31, 2008 from the prior year period. Professional fees increased $16,000 or 24.2% to $82,000 for the current quarter primarily due to legal fees to establish the Company’s Equity Incentive Plan. Occupancy costs increased $32,000 or 25.8% due to the higher lease costs for our new main office and additional depreciation charges related to the build-out and new furniture and equipment for the new office. All other components of non-interest expense increased $16,000 or 10.5% from the prior year period on a net basis and included $11,000 related to the special meeting of stockholders’ and $11,000 related to repossessed assets. Total costs related to the Plan and special meeting totaled $31,000.

Income Tax Expense (Benefit). The benefit for income taxes was $30,000 for the three months ended March 31, 2008 compared to an expense of $2,000 for the three months ended March 31, 2007. The change was due to the decrease in pretax income of $133,000.

Analysis of Net Interest Income

Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

	Three Months Ended March 31,
	2008			2007
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
One- to four-family	$45,499	$620	5.45%	$48,318	$634	5.25%
Multi-family, commercial real estate, and land	27,707	466	6.74	27,556	438	6.45
Construction	8,304	160	7.73	2,967	71	9.67
Commercial business	3,336	67	8.02	3,934	87	8.91
Home equity lines-of-credit	9,100	120	5.29	7,024	132	7.63
Automobile and other consumer	9,848	166	6.77	1,503	29	7.82

Total loans	103,794	1,599	6.17	91,302	1,391	6.14
Securities and FHLB stock	5,146	44	3.47	6,143	67	4.34
Other interest-earning assets	4,551	34	2.96	16,996	218	5.20

Total interest-earning assets	113,491	$1,677	5.92	114,441	$1,676	5.90
Non-interest-earning assets	3,494			2,267

Total assets	$116,985			$116,708

Liabilities and stockholders equity:
Savings deposits	$7,680	$11	0.57	$9,115	$19	0.84
Money market/demand accounts	16,591	45	1.10	18,638	68	1.48
Certificates of deposit	69,325	796	4.61	68,220	804	4.78

Total deposits	93,596	852	3.65	95,973	891	3.76
FHLB advances	4,500	53	4.72	2,000	23	4.64

Total interest-bearing liabilities	98,096	905	3.70	97,973	914	3.78
Non-interest-bearing liabilities	1,696			1,811
Other liabilities	1,358			1,192

Total liabilities	101,150			100,976
Stockholders’ equity	15,835			15,732

Total liabilities and stockholders’ equity	$116,985			$116,708

Net interest income		$772			$762

Net interest rate spread			2.22%			2.12%

Net interest-earning assets	$15,395			$16,468

Net interest margin			2.72%			2.67%

Average of interest-earning assets to interest-bearing liabilities			115.69%			116.81%

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of Ben Franklin Financial, Inc.’s interest-earning assets and interest-bearing liabilities. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended March 30, 2008 vs. 2007
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans:
One- to four-family	$(38)	$24	$(14)
Multi-family, commercial real estate, and land	3	25	28
Construction	106	(17)	89
Commercial business	(12)	(8)	(20)
Home equity lines-of – credit	34	(46)	(12)
Automobile and other consumer	142	(5)	137

Total loans	235	(27)	208
Securities	(10)	(13)	(23)
Other interest-earning assets	(116)	(68)	(184)

Total interest-earning assets	109	(108)	1

Interest-bearing liabilities:
Savings deposits	(3)	(5)	(8)
Money market/demand accounts	(7)	(16)	(23)
Certificates of deposit	16	(24)	(8)

Total deposits	6	(45)	(39)
FHLB Advances	30	—	30

Total interest-bearing Liabilities	36	(45)	(9)

Change in net interest income	$73	$(63)	$10

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

Our cash flows are comprised of three primary classifications: (i) cash flows from operating activities, (ii) investing activities, and (iii) financing activities. Net cash from operating activities was ($317,000) and ($119,000) for the three months ended March 31, 2008 and 2007, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and purchases, offset by principal collections on loans and mortgage-backed securities. Net cash from investing activities were $2.1 million and ($5.7) million for the three months ended March 31, 2008 and 2007, respectively. Net cash from financing activities consisted primarily of the activity in deposit, borrowing, and escrow accounts. The net cash from financing activities was $955,000 and ($4.9) million for the three months ended March 31, 2008 and 2007, respectively.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Chicago advances and other borrowings as sources of funds. At March 31, 2008, cash and cash equivalents totaled $6.5 million.

At March 31, 2008, the Bank exceeded all of its regulatory capital requirements to be well capitalized with a Tier 1 (core) capital level of $11.9 million, or 10.12% of adjusted total assets which was $6.0 million above the required level of $5.9 million, or 5.00%; and total risk-based capital of $12.4 million or 13.44% of risk weighted assets, which was $3.1 million above the required level of $9.3 million or 10.00%. The Bank at March 31, 2008 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

At March 31, 2008, we had outstanding commitments to originate loans of $6.0 million. We also anticipate purchasing automobile loans under the agreement we entered in 2007 with a local bank totaling approximately $750,000 per month through the remainder of 2008. We anticipate that we will have sufficient funds available to meet our current loan commitments. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from March 31, 2008 totaled $61.2 million. Management believes, based on past experience that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

Off-Balance Sheet Arrangements.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and available lines of credit. For the three months ended March 31, 2008, we did not engage in any off-balance sheet transactions other than loan origination commitments in the normal course of our lending activities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk.

Our asset/liability management strategy attempts to manage the impact on net interest income, our primary source of earnings, of changes in interest rates.

Historically, we have relied on funding longer term higher interest-earning assets with shorter term lower interest-bearing deposits to earn a favorable net interest rate spread. As a result, we have been vulnerable to adverse changes in interest rates. Over the past several years, management has implemented an asset/liability strategy to manage, subject to our profitability goals, our interest rate risk. Among the techniques we use to manage interest rate risk are: (i) increasing our holdings of adjustable-rate one- to four-family residential mortgage loans; (ii) limiting our originations of long-term fixed-rate one- to four-family residential loans for portfolio; (iii) expanding our multi-family, commercial real estate, commercial, and home equity loans as they generally reprice more quickly than residential mortgage loans; and (iv) expanding our consumer lending through the acquisition of automobile loans which generally have shorter maturities.

While this strategy has helped reduce our interest rate exposure, it does pose risks. For instance, the prepayment options embedded in adjustable-rate, one- to four-family residential mortgage loans which allow for early repayment at the borrower’s discretion may, in a rising rate environment, result in prepayment before the loan reaches the fully indexed rate. Conversely, in a falling interest rate environment, borrowers may refinance to fixed rate loans to lock in lower rates. In addition, multi-family, commercial, commercial real estate, and automobile lending generally present higher credit risks than residential one- to four-family lending.

Depending on market conditions, we often place more emphasis on enhancing net interest margin rather than matching the interest rate sensitivity of our assets and liabilities. In particular, we believe that the increased net interest income resulting from a mismatch in the maturity of our asset and liability portfolios can, during periods of stable or declining interest rates, provide high enough returns to justify increased exposure to sudden and unexpected increases in interest rates. As a result of this philosophy, our results of operations and the economic value of our equity will remain vulnerable to increases in interest rates and to declines in the difference between long- and short-term interest rates.

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

An important measure of interest rate risk is the amount by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) changes in the event of a range of assumed changes in market interest rates. We have utilized the Office of Thrift Supervision net portfolio value model (“NPV”) to provide an analysis of estimated changes in our NPV under the assumed instantaneous changes in the United States Treasury yield curve. This financial model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of the NPV. Set forth below is an analysis of the changes that would occur to our NPV as of December 31, 2007, the most recent information available, in the event of designated changes in the United States Treasury yield curve. Management does not believe there is a material change in market risk since December 31, 2007.

Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
				NPV Ratio (4)	Change in Basis Points
		Amount	Percent
	(Dollars in thousands)
+300	$11,973	$(2,572)	(18)%	10.29%	(181)
+200	13,169	(1,376)	(9)	11.17	(93)
+100	14,042	(503)	(3)	11.78	(32)
0	14,545	—	—	12.10	—
-100	14,871	326	2	12.29	19
-200	15,062	517	4	12.38	28

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

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

Item 4.	Controls and Procedures

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

We maintain internal control over financial reporting. There have not been any significant changes in such internal control over the financial reporting in the last quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information

Item 1	Legal Proceedings

At March 31, 2008 there are no material pending legal proceedings to which the Company or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A	Risk Factors

This item is not applicable because we are a smaller reporting company.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3	Defaults upon Senior Securities

Not Applicable

Item 4	Submission of Matters to a Vote of Security Holders

On March 26, 2008 the Company held a Special Meeting of Stockholders to obtain approval for the adoption of the Company’s Equity Incentive Plan. Stockholders of record as of January 31, 2008 were eligible to vote on this proposal. The following is a summary of the proposal and the result of the vote.

1.	To approve the Ben Franklin Financial, Inc. Equity Incentive Plan

For*	Against	Abstain
1,488,588	232,533	14,648

*	Includes 1,091,062 of shares owned by Ben Franklin Financial MHC (the “MHC”) which were voted for the proposal.

Item 5	Other Information

Not Applicable

Item 6	Exhibits

(a)	Exhibits

10.1	Form of Restricted Stock Agreement for Employees and Directors

10.2	Form of Stock Option Agreement for Employees

10.3	Form of Stock Option Agreement for Outside Directors

31.1	Rule 13(a) – 14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a) – 14(a) Certification (Chief Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Chief Financial Officer)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEN FRANKLIN FINANCIAL, INC.
(Registrant)

Date: May 15, 2008	/s/ C. Steven Sjogren
C. Steven Sjogren
President and Chief Executive Officer