Form 10-Q
period 2008-06-30
Ben Franklin Financial, Inc.
filed 2008-08-14
CIK 1366925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2008

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

Number of outstanding shares of common stock as of August 5, 2008: 2,003,726 shares

BEN FRANKLIN FINANCIAL, INC.

PART I – Financial Information

Item 1. Financial Statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share data)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$1,091	$612
Interest-earning deposit accounts	1,844	745
Federal funds sold	2,705	2,412

Cash and cash equivalents	5,640	3,769
Securities available-for-sale	3,387	3,858
Loans, net of allowance for loan losses of $495 at June 30, 2008 and $495 at December 31, 2007	103,563	105,036
Federal Home Loan Bank stock	1,337	1,337
Premises and equipment, net	1,104	1,536
Other real estate	396	—
Repossessed assets	211	353
Accrued interest receivable	568	605
Other assets	396	396

Total assets	$116,602	$116,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Demand deposits-noninterest-bearing	$1,995	$2,423
Demand deposits-interest-bearing	5,879	7,012
Savings deposits	7,473	7,788
Money market deposits	9,543	9,625
Certificates of deposit	68,466	68,343

Total deposits	93,356	95,191
Advances from Federal Home Loan Bank	6,500	4,500
Advances from borrowers for taxes and insurance	641	683
Other liabilities	462	690
Common stock in ESOP subject to contingent purchase obligation	62	47

Total liabilities	101,021	101,111
Stockholders’ equity
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding at: June 30, 2008 – 2,012,226 (net of treasury shares) December 31, 2007 – 1,983,750	20	20
Additional paid-in-capital	7,972	7,954
Treasury stock, at cost – 6,000 shares at June 30, 2008	(57)	—
Retained earnings, substantially restricted	8,427	8,592
Unearned Employee Stock Ownership Plan (ESOP) shares	(699)	(724)
Accumulated other comprehensive income (loss)	(20)	(16)
Reclassification of ESOP shares	(62)	(47)

Total equity	15,581	15,779

Total liabilities and equity	$116,602	$116,890

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest and dividend income
Loans	$1,498	$1,511	$3,097	$2,902
Securities	42	62	86	129
Federal funds sold	19	66	43	189
Interest-earning deposit accounts and other	8	60	18	155

	1,567	1,699	3,244	3,375

Interest expense
Deposits	777	893	1,629	1,784
Federal Home Loan Bank advances	57	23	110	46

	834	916	1,739	1,830

Net interest income	733	783	1,505	1,545

Provision for loan losses	—	—	72	5

Net interest income after provision for loan losses	733	783	1,433	1,540

Non-interest income
Service fee income	34	38	72	77
Loss on sale of other assets	—	—	(4)	—
Other	3	8	6	14

	37	46	74	91

Non-interest expense
Compensation and employee benefits	452	480	906	930
Occupancy and equipment	157	121	313	245
Data processing services	60	55	125	113
Professional fees	98	71	180	137
Regulatory fees	13	14	26	29
Other	108	80	198	159

	888	821	1,748	1,613

Income (loss) before income taxes	(118)	8	(241)	18

Income tax expense (benefit)	(46)	2	(76)	4

Net income (loss)	$(72)	$6	$(165)	$14

Earnings (loss) per common share	$(0.04)	0.00	(0.09)	0.01

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2008 and 2007 – (Unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Amount Reclassified Comprehensive on ESOP Shares	Total	Comprehensive Income
Balance at January 1, 2007	$20	$7,955	$—	$8,541	$(767)	$(44)	$(11)	$15,694
Comprehensive income
Net income	—	—	—	14	—	—	—	14	$14
Earned ESOP shares	—	2	—	—	26	—	—	28	—
Additional offering costs	—	(2)	—	—	—	—	—	(2)	—
Changes in unrealized loss on securities available-for-sale, net of deferred income taxes	—	—	—	—	—	(15)	—	(15)	(15)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	(21)	(21)	—

Total comprehensive income (loss)									$(1)

Balance at June 30, 2007	$20	$7,955	$—	$8,555	$(741)	$(59)	$(32)	$15,698

Balance at January 1, 2008	$20	$7,954	$—	$8,592	$(724)	$(16)	$(47)	$15,779
Comprehensive income
Net loss	—	—	—	(165)	—	—	—	(165)	$(165)
Earned ESOP shares and other stock based compensation	—	18	—	—	25	—	—	43	—
Repurchase of common stock (6,000) shares)	—	—	(57)	—	—	—	—	(57)	—
Changes in unrealized loss on securities available-for-sale, net of deferred income taxes	—	—	—	—	—	(4)	—	(4)	(4)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	(15)	(15)	—

Total comprehensive income (loss)									$(169)

Balance at June 30, 2008	$20	$7,972	$(57)	$8,427	$(699)	$(20)	$(62)	$15,581	—

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$(165)	$14
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation	79	55
ESOP and other stock based compensation	43	28
Amortization of premiums and discounts	27	35
Provision for loan losses	72	5
Loss on sale of other assets	4	—
Changes in:
Deferred loan costs	(93)	(109)
Accrued interest receivable	37	(19)
Other assets	—	15
Other liabilities	(225)	18

Net cash from operating activities	(221)	42

Cash flows from investing activities
Principal repayments on mortgage-backed securities	458	525
Net decrease in loans	5,963	2,887
Purchase of loans	(4,717)	(8,250)
Proceeds from the sale of other assets	365	—
Expenditures for premises and equipment	(43)	(97)

Net cash from investing activities	2,026	(4,935)

Cash flows from financing activities
Net decrease in deposits	(1,835)	(5,914)
Purchase of treasury stock	(57)	—
Additional offering costs	—	(2)
Advances from FHLB	2,000	—
Net change in advances from borrowers for taxes and insurance	(42)	68

Net cash from financing activities	66	(5,848)

Net change in cash and cash equivalents	1,871	(10,741)
Cash and cash equivalents at beginning of year	3,769	20,606

Cash and cash equivalents at end of period	$5,640	$9,865

Supplemental disclosures
Interest paid	$1,586	$1,796
Income taxes paid	—	28
Transfer of office building to other real estate	396	—
Transfer of loans to repossessed assets	228	—

See accompanying notes to consolidated financial statements

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Financial Statement Presentation

The accompanying consolidated financial statements of Ben Franklin Financial, Inc. (the “Company”) and its wholly owned subsidiary Ben Franklin Bank of Illinois (the “Bank”) have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly they do not include all of the information and footnotes required for complete financial statements. All significant intercompany transactions are eliminated in consolidation. In the opinion of the Company’s management, all adjustments consisting of normal recurring accruals necessary for (i) a fair presentation of the financial condition and results of operations for the interim periods included herein and (ii) to make such statements not misleading have been made. Interim results are not necessarily indicative of results for a full year.

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

The Bank is a federally chartered stock savings bank and a member of the Federal Home Loan Bank (“FHLB”) system. The Bank maintains insurance on deposit accounts with the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation. Ben Franklin Financial, MHC (the “MHC”), a federally chartered mutual holding company, owns 1,091,062 shares of the Company’s common stock and will continue to own at least a majority of the Company’s common stock as long as the MHC exists.

Note 2 – Stock Based Compensation

On October 18, 2006, the Company adopted an employee stock ownership plan (“the ESOP”) for the benefit of substantially all employees. The ESOP borrowed $778,000 from the Company and used those funds to acquire 77,763 shares of the Company’s common stock in connection with the mutual holding company reorganization of the Bank and the Company’s related stock offering at a price of $10 per share.

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

As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares will reduce retained earnings; dividends on unearned ESOP shares will reduce accrued interest. Because participants may require the Company to purchase their ESOP shares upon termination of their employment, the fair value of all earned and allocated ESOP shares may become a liability.

The ESOP has a plan year end of December 31. Expense related to the ESOP was $11,000 and $13,000 for the three months ended June 30, 2008 and 2007 and $22,000 and $27,000 for the six months ended June 30, 2008 and 2007.

Shares held by the ESOP at June 30, 2008 were as follows:

Shares committed to be released	2,573
Allocated shares	5,327
Unearned ESOP shares	69,863

Total ESOP shares	77,763

Fair value of unearned ESOP shares	$545,000

Fair value of allocated shares subject to repurchase obligation	$62,000

On March 26, 2008, stockholders of the Company approved the Ben Franklin Financial, Inc. Equity Incentive Plan (the “Plan”) which provides officers, employees, and directors of the Company and the Bank with stock based incentives to promote our growth and performance. The Plan shall remains in effect as long as any awards are outstanding provided, however, that no awards be granted under the plan after ten years from the date of adoption. The Plan authorizes the issuance of up to 136,085 shares of our common stock pursuant to grants of incentive and non-statutory stock options, stock appreciation rights, and restricted stock awards. No more than 38,881 shares may be issued as restricted stock awards. No more than 97,204 shares may be issued pursuant to stock options and stock appreciation rights, all of which may be granted pursuant to the exercise of incentive stock options. On April 17, 2008, we granted restricted stock awards for 34,476 common shares and stock options for 86,740 common shares under the Plan, all of which vest over a five year period. Awards under the Plan may also fully vest upon the participant’s death or disability or change in control of the Company. All of the options granted have an exercise price of $9.36 per share, which was the closing price of the stock on the grant date. No options were vested, exercised or forfeited as of June 30, 2008. The options have no intrinsic value as of June 30, 2008.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Since the Company’s stock has been outstanding less than two years, expected volatilities are based on historical stock price volatilities of other micro cap banks and bank holding companies. The expected term represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of each option granted in 2008 was $2.28 and was determined using the following weighted-average assumptions as of grant date.

Risk-free interest rate	3.27%
Expected term	7 years
Expected stock price volatility	12%
Dividend yield	- 0-%

Stock option expense was $8,000 during the three months ended June 30, 2008. As of June 30, 2008, there was $190,000 of unrecognized compensation cost related to stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of approximately 4.8 years.

The fair value of the restricted stock awards was $9.36 per share, which was the closing price of the stock on the April 17, 2008 grant date. None of the restricted stock awards were vested or forfeited as of June 30, 2008. Restricted stock award expense was $13,000 during the three months ended June 30, 2008. As of June 30, 2008, there was $310,000 of unrecognized compensation cost related to non vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of approximately 4.8 years. Expense related to the Plan was $22,000 for the six months ended June 30, 2008.

The value of stock options and restricted stock awards as of the grant date are expensed over the five year vesting period. Forfeitures of stock options and restricted stock awards are expected to be insignificant.

Note 3 – Earnings Per Share

Basic earnings per share is based on net income (loss) divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released ESOP shares. Diluted earnings per share shows the dilutive effect, if any, of additional common shares issuable under stock option and restricted stock awards, using the treasury stock method. Because of the Company’s net loss in 2008, all stock options and non-vested stock awards were excluded from the computation of diluted loss per share. Prior to the second quarter of 2008, the Company had no common stock equivalents; consequently, basic and diluted earnings per share were the same in 2007.

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net income (loss) available to common stockholders	$(72,000)	$6,000	$(165,000)	$14,000
Weighted average common shares outstanding	1,911,168	1,908,955	1,911,566	1,908,309
Basic and diluted earnings (loss) per share	$(0.04)	$0.00	$(0.09)	$0.01

Note 4 – Stock Repurchase Program

On April 23, 2008 the Company adopted a stock repurchase program (the “Program”) to repurchase up to 44,634 shares or 4.8% of the Company’s outstanding common stock (excluding shares held by the MHC). The Company has entered into a Securities Repurchase Agreement with Keefe, Bruette & Woods, Inc. to act as broker for the repurchase pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934. At June 30, 2008, the Company had repurchased 6,000 shares under the Program.

Note 5—New Accounting Standards

In September 2006, Statement 157, “Fair Value Measurements”, was issued by the FASB. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adopting Statement 157 was not material to the results of operations or financial condition of the Company.

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

In March 2008, Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” was issued by the FASB. This Statement expands the disclosure requirements of FASB Statement No. 133 and requires the reporting entity to provide enhanced disclosures about the objectives and strategies for using derivative instruments, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and credit-risk related contingent features in derivative agreements. The Statement is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Management does not expect the adoption of this Statement will have an impact on the results of operation or financial condition of the Company as the Company does not have any derivative instruments and is not involved in any hedging activities.

On November 5, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings.” Previously, SAB 105, “Application of Accounting Principles to Loan Commitments,” stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal periods beginning after December 15, 2007. Adoption of this statement did not have a material impact on the results of operation or financial condition of the Company.

In December 2007, the FASB issued Statement 141R, “Business Combinations.” Statement 141R replaces the current standard on business combinations and will significantly change the accounting for and reporting of business combinations. This Statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any non-controlling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. The Statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, the Statement will result in payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. Statement 141R is effective for fiscal years beginning on or after December 15, 2008. Management does not expect the adoption of this Statement will have a material impact on the results of operation or financial condition of the Company.

Note 6 – Fair Value

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

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2008 Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities	$3,387	$—	$3,387	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements, in addition to historical information, which involve risk and uncertainties, are based on the beliefs, assumptions and expectations of management. Words such as “expects,” “believes,” “should,” “plans,” “anticipates,” “will,” “potential,” “could,” “intend,” “may,” “outlook,” “predict,” “project,” “would,” “estimates,” “assumes,” “likely,” and variations of such similar expressions are intended to identify such forward-looking statements. Examples of forward-looking statements include, but are not limited to: statements of our goals, intentions, and expectations; statements regarding our business plans and prospects and growth and operating strategies; statements regarding the asset quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits. For this presentation, the Company and its subsidiary claim the protection of the safe harbor for forward-looking statements contained in the PSLRA.

Factors that could cause future results to vary from current management expectations include, but are not limited to: our ability to manage the risk from our multi-family, commercial real estate, construction, commercial, and auto lending including purchased loans; significantly increased competition among depository and other financial institutions; our ability to execute our plan to grow our assets on a profitable basis; our ability to execute on a favorable basis any plan we may have to acquire other institutions or branches or establish new offices; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments and inflation; general economic conditions, either nationally or in our market area; adverse changes in the securities and national and local real estate markets (including loan demand, housing demand, and real estate values); legislative or regulatory changes that adversely affect our business; our ability to enter new markets successfully and take advantage of growth opportunities; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting bodies; and changes in our organization, compensation and benefit plans; and other factors discussed elsewhere in this report or set forth under Risk Factors’ in our Registration Statement on Form SB-2 under the Securities Act of 1933. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

General

The Bank is a federally chartered savings bank headquartered in Arlington Heights, Illinois. The Bank was originally founded in 1893 as a building and loan association. We conduct our business from our main office and one branch office. All of our offices are located in the northwestern corridor of the Chicago metropolitan area.

Our principal business activity is attracting retail deposits from the general public in our market and investing those deposits, together with funds generated from operations and to a lesser extent borrowings, in one- to four-family residential mortgage loans and, to a lesser extent, multi-family real estate loans, commercial real estate loans, construction and land loans, home equity lines-of-credit, and other loans. We have also invested in mortgage-backed securities and have, over the past several years, acquired a significant number of automobile loans. The Bank offers a variety of deposit accounts, including checking, money market, savings, and certificates of deposit, and emphasizes personal and efficient service for its customers. Our primary sources of funds are deposits and principal and interest payments on loans and securities. We also use borrowings, primarily Federal Home Loan Bank of Chicago advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. Our primary focus is to develop and build profitable customer relationships across all lines of business while maintaining our focus as a community bank.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, securities (including mortgage-backed and other securities), federal funds sold, and other interest-earning assets primarily interest earning deposits, and the interest paid on our interest-bearing liabilities, consisting primarily of savings and transaction accounts, certificates of deposit, and Federal Home Loan Bank of Chicago advances. Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of deposit service charges, loan origination fees charged to other financial institutions, and miscellaneous other income. Non-interest expense consists primarily of compensation and employee benefits, occupancy and equipment expense, data processing, professional fees, regulatory fees, and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates and real estate values, governmental policies and actions of regulatory authorities.

Critical Accounting Policies

Certain of our accounting policies are important to the reporting of our financial results, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in performance of the local economy, changes in the financial condition of borrowers, and changes in value of loan collateral such as real estate. As discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, management believes that its critical accounting policies include determining the allowance for loan losses and accounting for deferred income taxes. With the implementation of the Company’s Equity Incentive Plan in 2008, management believes that accounting for the stock based compensation, such as stock options and restricted stock awards, is also a critical accounting policy now. Our accounting policy for stock options and restricted stock awards is summarized in Note 2 to the interim financial statements included in this Form 10-Q.

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

General. Uncertainty in the national and local economy continued to impact the real estate market and our loan portfolio. While our loan originations increased during the second quarter of 2008 from earlier in the year, our overall loan portfolio balance decreased during the first six months of 2008. Competition from other financial institutions in our local market area for deposits resulted in a decrease in the balance of our deposits. To offset the decrease in deposits and to take advantage of the decline in market interest rates, we increased the balance of our Federal Home Loan Bank advances to extend maturities and meet future liquidity needs. The economic slowdown also had a negative impact on the market value of financial institutions in general and the Company’s stock in particular. In light of these conditions, on April 23, 2008, the Company’s Board of Directors announced a program to repurchase up to 44,634 shares or 4.8% of the Company’s outstanding common stock (excluding shares held by the MHC). The Board believes this repurchase program will enhance stockholder value.

Assets. Total assets at June 30, 2008 were $116.6 million compared to $116.9 million at December 31, 2007, a decrease of $288,000 or 0.3%. This decrease was primarily due to a $1.4 million decrease in our loan portfolio, a $471,000 decrease in our securities portfolio, and a $142,000 decrease in repossessed assets. These decreases were offset by a $1.9 million increase of in our cash and cash equivalents to meet liquidity needs in the third quarter.

For the first six months of 2008, our loan portfolio balance decreased $1.4 million or 1.3% to $103.6 million at June 30, 2008 compared to $105.0 million at December 31, 2007. We continued the automobile loan purchase program that began in 2007 as we purchased an additional $4.7 million of such loans during the first six months of 2008, bringing our automobile loan portfolio balance to $11.8 million at June 30, 2008, approximately 11.1% of our overall loan portfolio. We anticipate future purchases of approximately $750,000 per month through the remainder of 2008. Our home equity lines of credit increased $2.9 million or 31.9% to $12.0 million at June 30, 2008 as originations and utilization both increased. These increases were offset by decreases in the remainder of our loan portfolio due to lower loan originations and regular payments. Our one- to four-family residential loans decreased $4.4 million or 9.4% to $42.5 million, our commercial real estate loans decreased $2.8 million or 17.7% to $13.1 million, and our construction loans decreased $2.1 million or 17.7% to $9.7 million at June 30, 2008. We anticipate loan origination volume to remain at existing levels through the remainder of the year due to weak economic conditions in our market area.

At June 30, 2008, the allowance for loan losses was $495,000 or 0.48% of the total loan portfolio compared to $495,000 or 0.47% of the total loan portfolio at December 31, 2007. During 2008, we provided $72,000 as a specific allowance for a non-performing construction loan. Our nonperforming loans, consisting of non-accrual loans and any other loans delinquent 90 days or longer, increased to $1.1 million or 1.06% of total loans at June 30, 2008 compared to $267,000 or 0.25% of total loans at December 31, 2007 primarily due to a construction loan secured by a single-family home. At June 30, 2008, our nonperforming loans consisted of one first mortgage loan secured by a single-family home and one construction loan secured by a single-family home. Both loans were in non-accrual status at June 30, 2008. No other loans were delinquent 90 days or longer at June 30, 2008.

During the first six months of 2008 our repossessed assets decreased $142,000 as we sold $320,000 of foreclosed real estate and $50,000 of repossessed automobiles and foreclosed on one construction loan secured by a single-family home for $195,000 and repossessed automobiles totaling $33,000. At June 30, 2008, our repossessed assets totaled $211,000 and consisted of one real estate property and one repossessed automobile.

Our securities portfolio balances decreased $471,000 or 12.2% to $3.4 million at June 30, 2008 from $3.9 million at December 31, 2007 due primarily to payments on mortgage-backed securities. Our Federal Home Loan Bank stock balance remained unchanged at $1.3 million at June 30, 2008. Cash and cash equivalents increased $1.9 million or 49.6% to $5.6 million at June 30, 2008 to meet projected liquidity needs in the third quarter.

Our other real estate consists of the branch office we closed. All operations of this office have been consolidated into our new main office facility. In July 2008, the Company accepted an offer to sell the former office for $531,000 which will result in a gain of approximately $135,000. The transaction is expected to close by the end of the third quarter.

Liabilities. Deposit balances decreased $1.8 million or 1.9% to $93.4 million at June 30, 2008 from $95.2 million at December 31, 2007 due to increased competition in our market area from other institutions. Our non-certificate accounts decreased $2.0 million or 7.3% to $24.9 million at June 30, 2008. Our certificate of deposit accounts increased $123,000 or 0.2% to $68.5 million at June 30, 2008.

Our advances from the Federal Home Loan Bank of Chicago increased $2.0 million to $6.5 million at June 30, 2008. The additional advance has a fixed interest rate of 3.88% and matures in two years.

Equity. Total equity at June 30, 2008 was $15.6 million compared to $15.8 million at December 31, 2007. Equity decreased by $165,000 during the first six months of 2008 due to the net loss and decreased $57,000 due to the repurchases of 6,000 shares of the Company’s outstanding common stock under the stock repurchase program.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007

General. The easing of monetary policy by the Federal Open Market Committee as reflected in the decrease in the targeted federal funds rate by 100 basis points in the last four months of 2007 and an additional 225 basis points through June 30, 2008, impacted our revenue during the second quarter of 2008, reducing the interest income we earned on our adjustable rate home equity line-of-credit and construction loans and our interest earning deposits and federal funds sold. This decrease in interest income along with an increase in non-interest expense negatively impacted our earnings for the quarter. While there remains uncertainty as to the course of interest rates in this current economic slowdown, we anticipate a reduction in our interest expense as higher rate certificates of deposit mature and reprice at the lower market rates, assuming existing rate levels.

Earnings decreased $78,000 to a net loss of $72,000 for the three months ended June 30, 2008 compared to net income of $6,000 for the three months ended June 30, 2007 primarily due to a decrease in interest income and an increase in non-interest expense. Our net interest income decreased $50,000 or 6.4% to $733,000 for the three months ended June 30, 2008 compared with the prior year period primarily due to a decrease in our net interest rate margin to 2.58% for the second quarter of 2008 compared to 2.81% for the prior year period. Non-interest expense increased $67,000 or 8.2% to $888,000 for the three months ended June 30, 2008 from $821,000 for the prior year period primarily due to an increase in occupancy costs, professional fees, and other costs.

Interest Income. Interest income was $1.6 million for the three months ended June 30, 2008, $132,000 or 7.8% less than the prior year period. Interest income from loans decreased $13,000 or 0.9% primarily due to the decrease in the average yield on loans to 5.82% for the three months ended June 30, 2008 compared to 6.31% for the prior year period. The decrease in our yield was due to declining rates on our adjustable rate loans and the reversal of $25,000 related to a non-accrual loan during the second quarter of 2008. The impact of this decrease in rates was offset by a $7.2 million increase in the average balance of our loan portfolio to $103.2 million for the three months ended June 30, 2008 compared to the prior year period as funds from our initial public offering were used to fund the increase. The increase in our average loan portfolio balance was attributable to an $8.1 million increase in the average balance of our consumer loans, primarily automobile loans; a $3.4 million increase in the average balance of our home equity lines-of-credit; and a $3.8 million increase in the average balance of our construction loans. These increases were offset by an $8.3 million decrease in the average balance of our one- to four-family real estate loans due to payments on our adjustable rate loans from prior pool purchases.

Interest income from securities decreased $20,000 or 32.3% to $42,000 for the three months ended June 30, 2008. Dividend income from Federal Home Loan Bank of Chicago stock declined $9,000 due to the suspension of dividend payments at the end of the third quarter in 2007. The average balance of our securities decreased $985,000 to $4.9 million for the three months ended June 30, 2008 as compared to the prior year period due to payments on mortgage-backed securities. The yield on securities for the three months ended June 30, 2008 was 3.40% compared to 4.23% for the prior year period, primarily due to the suspension of dividend payments on Federal Home Loan Bank stock. The Federal Home Loan Bank does not anticipate the resumption of dividend payment the remainder of the year. We do not know when or if the Federal Home Bank will resume dividend payments on our $1.3 million of Federal Home Loan Bank stock.

Interest from other interest-earning assets for the three months ended June 30, 2008 decreased $99,000 to $27,000. The average balance of other interest-earning assets decreased $4.2 million to $5.5 million for the three months ended June 30, 2008 compared to $9.7 million for the prior year period which included funds received from our initial public offering which closed on October 18, 2006. The decrease in the average balance of our other interest-earning assets was used to fund the increase in our loan portfolio. The average yield on other interest-earning assets was 2.00% for the second quarter of 2008 compared to 5.20% for the prior year period due to declining interest rates.

Interest Expense. Interest expense for the three months ended June 30, 2008 was $834,000, a decrease of $82,000 or 9.0% from the prior year period. Interest on deposits decreased $116,000 due to a decrease in the average cost of deposits. Our average cost of deposits decreased to 3.36% for the three months ended June 30, 2008 compared to 3.85% for the prior year period. The average balance of interest bearing deposits decreased $193,000 to $92.8 million for the second quarter of 2008 compared to the prior year period. Our portfolio mix changed as the average balance of savings, demand, and money market accounts decreased $2.3 million and the average balance of certificates of deposits increased $2.1 million for the second quarter of 2008 compared to the prior year period. We continue to focus on improving our non-certificate product offerings and promoting them within our market area to compete with a variety of other financial institutions to acquire these accounts.

Interest expense on advances from the Federal Home Loan Bank of Chicago increased $34,000 for the three months ended June 30, 2008 from the prior year period due to additional advances totaling $4.5 million since June 30, 2007. The average balance of Federal Home Loan Bank advances for the three months ended June 30, 2008 was $5.2 million with an average cost of 4.37% compared to an average balance of $2.0 million with a cost of 4.64% for the prior year period.

Net Interest Income. Net interest income for the three months ended June 30, 2008 was $773,000 compared to $783,000 for the three months ended June 30, 2007. For the three months ended June 30, 2008, the average yield on interest-earning assets was 5.53% and the average cost of interest-bearing liabilities was 3.41% compared to 6.10% and 3.87%, respectively, for the three months ended June 30, 2007. These changes resulted in a decrease in our net interest rate spread to 2.12% for the second quarter of 2008 compared to 2.23% for the second quarter of 2007.

Provision for Loan Losses. Our allowance for loan losses is the estimated amount considered necessary for probable incurred losses in the loan portfolio at the balance sheet date. Our analysis includes a review of identified problem loans for which a specific allowance is required as well as a general allowance for the remainder of the portfolio.

There were no provisions for loan losses for the three months ended June 30, 2008 or 2007. While our non-performing loans increased at June 30, 2008, we believe the current allowance for loan losses is adequate. While our methodology takes into account higher risk factors for multi-family real estate, commercial real estate, construction, commercial and land loans, other factors including our experience with our borrowers and community, our underwriting standards and the repayment performance of our portfolio loans may offset these risks.

Non-interest Income. For the three months ended June 30, 2008, non-interest income decreased $9,000 or 19.6% to $37,000. Fees received from providing loan origination services for other financial institutions, one of the largest components of service fee income, totaled $3,000 for the three months ended June 30, 2008 compared to $9,000 for the prior year period. This decrease was due to lower origination activity which totaled $232,000 for the three months ended June 30, 2008 compared to $955,000 for the prior year period.

Non-interest Expense. For the three months ended June 30, 2008, non-interest expense totaled $888,000 compared to $821,000 for the three months ended June 30, 2007, an increase of 8.2%. Compensation and employee benefits expense decreased $28,000 or 5.9% for the three months ended June 30, 2008 compared to the prior year period to $452,000 primarily due to staff reductions with the closure of our branch office. Professional fees increased $27,000 or 38.0% to $98,000 for the second quarter of 2008 primarily due to ESOP costs and legal fees to establish the Company’s Equity Incentive Plan (the “Plan”) and Stock Repurchase Program (the “Program”). Occupancy and equipment expense increased $36,000 or 29.8% due to the higher lease costs for our new main office and additional depreciation charges related to the build-out and furniture and equipment for the new office. All other expenses increased $32,000 or 21.5%, on a net basis, and included $7,000 in costs for repossessed assets and $7,000 to promote the opening of the new main office.

Income Tax Expense (Benefit). The benefit for income taxes was $46,000 for the three months ended June 30, 2008 compared to an expense of $2,000 for the three months ended June 30, 2007. The change was due to the decrease in pretax income of $126,000 between the two comparative periods.

Comparison of Operating Results for the Six Months Ended June 30, 2008 and 2007

General. For the first six months of 2008, several factors affected our operations including the general declining interest rate environment, an increase in our provision for loan losses, and costs related to the implementation of the Company’s Equity Incentive Plan and the Stock Repurchase Program. The Federal Open Market Committees actions to reduce the federal funds rate twice in January of 2008 had an immediate impact on our revenue, reducing the interest income we earned on our adjustable rate home equity line-of-credit and construction loans and our interest earning deposits and federal funds sold. We anticipate a reduction in our interest expense as higher rate certificates of deposit mature and reprice at the lower market rates, assuming existing rate levels.

Earnings decreased $179,000 to a net loss of $165,000 for the six months ended June 30, 2008 compared to net income of $14,000 for the six months ended June 30, 2007 primarily due to a decrease in our net interest income, an increase in our provision for loan losses,, and an increase in non-interest expense. Our net interest income decreased $40,000 or 2.6% to $1.5 million for the six months ended June 30, 2008 primarily due to a decrease in our net interest rate margin to 2.65% for the first half of 2008 compared to 2.74% for the prior year period. In evaluating our allowance for loan losses, we determined that an additional $72,000 provision was required primarily due to a non-performing construction loan. Non-interest expense increased $135,000 or 8.4% to $1.7 million for the six months ended June 30, 2008 from $1.6 million for the prior year period primarily due to an increase in occupancy and equipment expense, professional fees, and other expenses including $48,000 related to the implementation of our Equity Incentive Plan which was approved by our stockholders at a special meeting held March 26, 2008 and our Stock Repurchase Program which was authorized by our Board of Directors on April 23, 2008.

Interest Income. Interest income was $3.2 million for the six months ended June 30, 2008, $131,000 or 3.9% lower than the prior year period. Interest income from loans increased $195,000 or 6.7% to $3.1 million primarily due to a

$9.8 million increase in the average loan portfolio balance in the first half of 2008 compared to the prior year period. The average yield on loans for the six months ended June 30, 2008 decreased to 5.99% compared to 6.22% for the prior year period. The decrease in our yield was due to declining rates on our adjustable rate loans and the reversal of $25,000 related to a non-accrual loan. The increase in our average loan portfolio balance was attributable to: an $8.2 million increase in the average balance of our consumer loans, primarily automobile loans; a $2.8 million increase in the average balance of our home equity lines-of-credit; and a $4.6 million increase in the average balance of our construction loans. These increases were offset by a $5.5 million decrease in the average balance of our one- to four-family real estate loans due to payments on our adjustable rate loan from prior pool purchases.

Interest income from securities decreased $43,000 or 33.3% to $86,000 for the six months ended June 30, 2008. Dividend income from Federal Home Loan Bank of Chicago stock declined $21,000 due to the suspension of dividend payments at the end of the third quarter in 2007. The average balance of our securities decreased $990,000 to $5.0 million for the six months ended June 30, 2008 due to payments on mortgage-backed securities. The yield on securities for the six months ended June 30, 2008 was 3.43% compared to 4.28% for the prior year period, primarily due to the suspension of dividend payments on Federal Home Loan Bank stock. The Federal Home Loan Bank does not anticipate the resumption of dividend payment the remainder of the year. We do not know when or if the Federal Home Bank will resume dividend payments on our $1.3 million of Federal Home Loan Bank stock.

Interest from other interest-earning assets for the six months ended June 30, 2008 decreased $283,000 to $61,000. The average balance of other interest-earning assets decreased $8.3 million to $5.0 million for the six months ended June 30, 2008 compared to $13.3 million the prior year period which included funds received from our initial public offering which closed on October 18, 2006. The decrease in the average balance of our other interest-earning assets was used to fund the increase in our loan portfolio. The average yield on other interest-earning assets was 2.43% for the first six months of 2008 compared to 5.20% for the prior year period due to declining interest rates.

Interest Expense. Interest expense for the six months ended June 30, 2008 was $1.7 million, a decrease of $91,000 or 5.0% from the prior year period. Interest on deposits decreased $155,000 due to a decrease in the average balance and a decrease in the average cost of deposits. The average balance of interest bearing deposits decreased $1.2 million to $93.2 million for the first six months of 2008 compared to the prior year period due to a $2.8 million decrease in the average balance of savings, demand, and money market accounts. This decrease was offset by an increase of $1.6 million in the average balance of certificates of deposit. Our average cost of deposits decreased to 3.50% for the six months ended June 30, 2008 compared to 3.81% for the prior year period.

Interest expense on advances from the Federal Home Loan Bank of Chicago increased $64,000 for the six months ended June 30, 2008 from the prior year period due to additional advances totaling $4.5 million since June 30, 2007. The average balance of Federal Home Loan Bank advances for the six months ended June 30, 2008 was $4.9 million with an average cost of 4.53% compared to an average balance of $2.0 million with an average cost of 4.64% for the prior year period.

Net Interest Income. Net interest income for the six months ended June 30, 2008 was $1.5 million, $40,000 or 2.6% less than for the six months ended June 30, 2007. For the six months ended June 30, 2008, the average yield on interest-earning assets was 5.72% and the average cost of interest-bearing liabilities was 3.56% compared to 6.00% and 3.82%, respectively, for the six month ended June 30, 2007. These changes resulted in a decrease in our net interest rate spread to 2.16% for the six months ended June 30, 2008 compared to 2.18% in the prior year period.

Provision for Loan Losses. Our allowance for loan losses is the estimated amount considered necessary for probable incurred losses in the loan portfolio at the balance sheet date. Our analysis includes a review of identified problem loans for which a specific allowance is required as well as a general allowance for the remainder of the portfolio.

Our provision for loan losses was $72,000 for the six months ended June 30, 2008 compared to a $5,000 provision for the prior year period. The increase in our provision resulted from a decline in the value of a partially completed home securing a construction loan which has been foreclosed as of June 30, 2008. While our non-performing loans have increased at June 30, 2008, we believe the current allowance for loan losses is adequate. While our methodology takes into account higher risk factors for multi-family real estate, commercial real estate, construction, commercial and land loans, other factors including our experience with our borrowers and community, our underwriting standards and the repayment performance of our loan portfolio may offset these risks.

Non-interest Income. For the six months ended June 30, 2008, non-interest income decreased $17,000 or 18.7% to $74,000. Fees received from providing loan origination services for other financial institutions, one of the largest components of service fee income, totaled $12,000 for the six months ended June 30, 2008 compared to $24,000 for the prior period. This decrease was due to lower origination activity which totaled $956,000 in the first six months of 2008 compared to $7.1 million for the prior year period. We also incurred a loss of $4,000 on the sale of other assets, primarily due to the sale of repossessed automobiles.

Non-interest Expense. For the six months ended June 30, 2008, non-interest expense totaled $1.7 million compared to $1.6 million for the six months ended June 30, 2007, an increase of 8.4%. Compensation and benefits expense decreased $24,000 or 2.6% for the six months ended June 30, 2008 from the prior year period to $906,000 primarily due to staff reductions with the closure of our branch office. Professional fees increased $43,000 or 31.4% to $180,000 the first six months of 2008 primarily due to legal fees to establish the Company’s Equity Incentive Plan and Stock Repurchase Program. Occupancy and equipment expense increased $68,000 or 27.8% due to the higher lease costs for our new main office and additional depreciation charges related to the build-out and furniture and equipment for the new office. Other expenses increased $48,000 or 15.9% and included $12,000 related to the special meeting of stockholders and $19,000 related to repossessed assets. Total costs related to the Incentive Plan, special meeting, and Repurchase Program totaled $48,000.

Since the second quarter of 2007, our FDIC insurance assessment has been substantially reduced by a Special One Time Credit. Management believes this credit will be substantially exhausted in 2009. Accordingly, our FDIC assessment could be substantially higher in future periods depending on the premium rates set by the FDIC for such periods. For the six months ended June 30, 2008, our FDIC premium was $6,000, compared to $7,000 the prior year period.

Income Tax Expense (Benefit). The benefit for income taxes was $76,000 for the six months ended June 30, 2008 compared to an expense of $4,000 for the six months ended June 30, 2007. The change was due to the decrease in pretax income of $259,000 between comparable periods.

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

	Three Months Ended June 30,
	2008			2007
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
One- to four-family	$42,604	$573	5.38%	$50,859	$692	5.44%
Multi-family, commercial real estate, and land	27,704	469	6.79	26,564	439	6.63
Construction	7,782	108	5.59	4,025	93	9.30
Commercial business	2,828	53	7.59	3,777	84	8.97
Home equity lines-of-credit	10,814	109	4.03	7,367	140	7.61
Automobile and other consumer	11,469	186	6.50	3,405	63	7.37

Total loans	103,201	1,498	5.82	95,997	1,511	6.31
Securities and FHLB stock	4,897	42	3.40	5,882	62	4.23
Other interest-earning assets	5,468	27	2.00	9,690	126	5.20

Total interest-earning assets	113,566	$1,567	5.53	111,569	$1,699	6.10
Non-interest-earning assets	3,320			2,348

Total assets	$116,886			$113,917

Liabilities and stockholders’ equity:
Savings deposits	$7,472	$9	0.48	$8,451	$18	0.85
Money market/demand accounts	16,148	33	0.84	17,435	65	1.49
Certificates of deposit	69,173	735	4.26	67,101	810	4.84

Total deposits	92,793	777	3.36	92,987	893	3.85
FHLB advances	5,225	57	4.37	2,000	23	4.64

Total interest-bearing liabilities	98,018	834	3.41	94,987	916	3.87
Non-interest-bearing liabilities	2,000			1,978
Other liabilities	1,119			1,223

Total liabilities	101,137			98,188
Stockholders’ equity	15,749			15,729

Total liabilities and stockholders’ equity	$116,886			$113,917

Net interest income		$733			$783

Net interest rate spread			2.12%			2.23%

Net interest-earning assets	$15,548			$16,582

Net interest margin			2.58%			2.81%

Average of interest-earning assets to interest-bearing liabilities			115.86%			117.15%

	Six Months Ended June 30,
	2008			2007
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
One- to four-family	$44,049	$1,193	5.42%	$49,596	$1,326	5.35%
Multi-family, commercial real estate, and land	27,706	935	6.76	27,055	877	6.54
Construction	8,049	268	6.69	3,499	164	9.46
Commercial business	3,066	120	7.86	3,857	171	8.94
Home equity lines-of-credit	9,962	229	4.60	7,195	272	7.62
Automobile and other consumer	10,665	352	6.62	2,477	92	7.46

Total loans	103,497	3,097	5.99	93,679	2,902	6.22
Securities and FHLB stock	5,022	86	3.43	6,012	129	4.28
Other interest-earning assets	5,027	61	2.43	13,322	344	5.20

Total interest-earning assets	113,546	$3,244	5.72	113,013	$3,375	6.00
Non-interest-earning assets	3,408			2,290

Total assets	$116,954			$115,303

Liabilities and stockholders’ equity:
Savings deposits	$7,616	$19	0.52	$8,781	$37	0.85
Money market/demand accounts	16,369	79	0.97	18,033	133	1.49
Certificates of deposit	69,249	1,531	4.43	67,657	1,614	4.81

Total deposits	93,234	1,629	3.50	94,471	1,784	3.81
FHLB advances	4,863	110	4.53	2,000	46	4.64

Total interest-bearing liabilities	98,097	1,739	3.56	96,471	1,830	3.82
Non-interest-bearing liabilities	1,848			1,895
Other liabilities	1,229			1,210

Total liabilities	101,174			99,576
Stockholders’ equity	15,780			15,727

Total liabilities and stockholders’ equity	$116,954			$115,303

Net interest income		$1,505			$1,545

Net interest rate spread			2.16%			2.18%

Net interest-earning assets	$15,449			$16,542

Net interest margin			2.65%			2.74%

Average of interest-earning assets to interest-bearing liabilities			115.75%			117.15%

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

	Three Months Ended June 30, 2008 vs. 2007			Six Months Ended June 30, 2008 vs. 2007
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans:
One- to four-family	$(112)	$(7)	$(119)	$(150)	$17	$(133)
Multi-family, commercial real estate, and land	19	11	30	24	34	58
Construction	63	(48)	15	164	(60)	104
Commercial business	(19)	(12)	(31)	(32)	(19)	(51)
Home equity lines-of-credit	50	(81)	(31)	86	(129)	(43)
Automobile and other consumer	132	(9)	123	272	(12)	260

Total loans	133	(146)	(13)	364	(169)	195
Securities	(9)	(11)	(20)	(19)	(24)	(43)
Other interest-earning assets	(41)	(58)	(99)	(152)	(131)	(283)

Total interest-earning assets	83	(215)	(132)	193	(324)	(131)

Interest-bearing liabilities:
Savings deposits	(2)	(7)	(9)	(5)	(13)	(18)
Money market/demand accounts	(5)	(27)	(32)	(11)	(43)	(54)
Certificates of deposit	25	(100)	(75)	40	(123)	(83)

Total deposits	18	(134)	(116)	24	(179)	(155)
FHLB Advances	35	(1)	34	65	(1)	64

Total interest-bearing Liabilities	53	(135)	(82)	89	(180)	(91)

Change in net interest income	$30	$(80)	$(50)	$104	$(144)	$(40)

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, and short and intermediate-term U.S. Government sponsored entity obligations and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Chicago.

Our cash flows are comprised of three primary classifications: (i) cash flows from operating activities, (ii) investing activities, and (iii) financing activities. Net cash from operating activities was ($221,000) and $42,000 for the six months ended June 30, 2008 and 2007, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and purchases, offset by principal collections on loans and mortgage-backed securities. Net cash from investing activities was $2.0 million and ($4.9) million for the six months ended June 30, 2008 and 2007, respectively. Net cash from financing activities consisted primarily of the activity in deposit, borrowing, and escrow accounts. The net cash from financing activities was $66,000 and ($5.8) million for the six months ended June 30, 2008 and 2007, respectively.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Chicago advances and other borrowings as sources of funds. At June 30, 2008, cash and cash equivalents totaled $5.6 million.

At June 30, 2008, the Bank exceeded all of its regulatory capital requirements to be well capitalized with a Tier 1 (core) capital level of $11.8 million, or 10.16% of adjusted total assets which was $6.0 million above the required level of $5.8 million, or 5.00%; and total risk-based capital of $12.3 million or 13.06% of risk weighted assets, which was $2.9 million above the required level of $9.4 million or 10.00%. The Bank at June 30, 2008 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

At June 30, 2008, we had outstanding commitments to originate loans of $3.5 million. We also anticipate purchasing automobile loans under the agreement we entered in 2007 with a local bank totaling approximately $750,000 per month through the remainder of 2008. We anticipate that we will have sufficient funds available to meet our current loan commitments. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from June 30, 2008 totaled $56.3 million. Management believes, based on past experience that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

Off-Balance Sheet Arrangements.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and available lines of credit. For the six months ended June 30, 2008, we did not engage in any off-balance sheet transactions other than loan origination commitments in the normal course of our lending activities.

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

At June 30, 2008 there are no material pending legal proceedings to which the Company or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A	Risk Factors

This item is not applicable because we are a smaller reporting company.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Share (or Units) Purchased	Average price Paid per Share (or Unit	Total Number of Shares (or Units)Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
April 1, 2008 – April 30, 2008	—	—	—	44,634
May 1, 2008 – May 31, 2008	3,500	$9.93	3,500	41,134
June 1, 2008 – June 30,2008	2,500	$8.92	2,500	38,634
Total	6,000	$9.51	6,000	38,634

On April 23, 2008, the Company announced its Stock Repurchase Program pursuant to which the Company intends to repurchase 44,634 shares of its outstanding common stock (excluding shares owed by the MHC). The Stock Repurchase Program will be in effect through December 31, 2008.

Item 3	Defaults upon Senior Securities

Not Applicable

Item 4	Submission of Matters to a Vote of Security Holders

On May 7, 2008 the Company held its Annual Meeting of Stockholders to obtain approval for two proposals submitted on behalf of the Company’s Board of Directors. Stockholders of record as of March 31, 2008 were eligible to vote on these proposals. The following is a summary of each proposal and the result of the vote.

1	The following directors were elected by the requisite plurality of the votes cast to serve on the Company’s Board of Directors for a three-year term.

	For*	Withheld
Robert E. DeCelles	1,842,502	44,235
John R. Perkins	1,843,802	42,935

There were no broker non-votes

2	To ratify the appointment of Crowe Chizek and Company LLC as the independent registered public accounting firm for Ben Franklin Financial, Inc. for the year ending December 31, 2008.

For*	Against	Abstain
1,858,839	20,571	7,327

There were no broker non-votes

*	Includes 1,091,062 of shares owned by Ben Franklin Financial MHC (the “MHC) which were voted for these proposals.

Item 5	Other Information

Not Applicable

Item 6	Exhibits

(a)	Exhibits

31.1	Rule 13(a) – 14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a) – 14(a) Certification (Chief Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Chief Financial Officer)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEN FRANKLIN FINANCIAL, INC.
(Registrant)

Date: August 14, 2008	/s/ C. Steven Sjogren
C. Steven Sjogren
President and Chief Executive Officer