Form 10-Q
period 2008-09-30
Ben Franklin Financial, Inc.
filed 2008-11-14
CIK 1366925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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

Number of outstanding shares of common stock as of November 5, 2008: 1,999,976 shares

BEN FRANKLIN FINANCIAL, INC.

PART I – Financial Information

Item 1.	Financial Statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share data)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Cash and due from banks	$1,361	$612
Interest-earning deposit accounts	3,049	745
Federal funds sold	1,980	2,412

Cash and cash equivalents	6,390	3,769
Securities available-for-sale	3,243	3,858
Loans, net of allowance for loan losses of $510 at September 30, 2008 and $495 at December 31, 2007	104,527	105,036
Federal Home Loan Bank stock	1,337	1,337
Premises and equipment, net	1,075	1,536
Repossessed assets	43	353
Accrued interest receivable	561	605
Other assets	374	396

Total assets	$117,550	$116,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Demand deposits-noninterest-bearing	$1,763	$2,423
Demand deposits-interest-bearing	6,013	7,012
Savings deposits	7,482	7,788
Money market deposits	9,576	9,625
Certificates of deposit	69,515	68,343

Total deposits	94,349	95,191
Advances from Federal Home Loan Bank	6,500	4,500
Advances from borrowers for taxes and insurance	744	683
Other liabilities	310	690
Common stock in ESOP subject to contingent purchase obligation	56	47

Total liabilities	101,959	101,111

Stockholders’ equity
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding at: September 30, 2008 – 2,000,476 (net of treasury shares) December 31, 2007 – 1,983,750	20	20
Additional paid-in-capital	7,993	7,954
Treasury stock, at cost – 17,750 shares at September 30, 2008	(143)	—
Retained earnings, substantially restricted	8,453	8,592
Unearned Employee Stock Ownership Plan (ESOP) shares	(680)	(724)
Accumulated other comprehensive income (loss)	4	(16)
Reclassification of ESOP shares	(56)	(47)

Total equity	15,591	15,779

Total liabilities and equity	$117,550	$116,890

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest and dividend income
Loans	$1,498	$1,648	$4,595	$4,550
Securities	39	59	125	188
Federal funds sold	13	37	56	226
Interest-earning deposit accounts and other	13	37	31	192

	1,563	1,781	4,807	5,156
Interest expense
Deposits	728	906	2,357	2,690
Federal Home Loan Bank advances	73	35	183	81

	801	941	2,540	2,771

Net interest income	762	840	2,267	2,385

Provision for loan losses	32	7	104	12

Net interest income after provision for loan losses	730	833	2,163	2,373

Non-interest income
Service fee income	34	41	106	118
Gain on sale of other assets	116	—	112	—
Other	2	9	8	23

	152	50	226	141
Non-interest expense
Compensation and employee benefits	450	455	1,356	1,385
Occupancy and equipment	149	119	462	364
Data processing services	64	53	189	166
Professional fees	65	52	245	189
Regulatory fees	15	13	41	42
Other	84	76	282	235

	827	768	2,575	2,381

Income (loss) before income taxes	55	115	(186)	133

Income tax expense (benefit)	29	38	(47)	42

Net income (loss)	$26	$77	$(139)	$91

Earnings (loss) per common share	$0.01	0.04	(0.07)	0.05

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2008 and 2007 – (Unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Amount Reclassified on ESOP Shares	Total	Comprehensive Income
Balance at January 1, 2007	$20	$7,955	$—	$8,541	$(767)	$(44)	$(11)	$15,694
Comprehensive income
Net income	—	—	—	91	—	—	—	91	$91
Earned ESOP shares	—	2	—	—	30	—	—	32	—
Additional offering costs	—	(2)	—	—	—	—	—	(2)	—
Changes in unrealized loss on securities available-for-sale, net of deferred income taxes	—	—	—	—	—	22	—	22	22
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	(29)	(29)	—

Total comprehensive income (loss)									$113

Balance at September 30, 2007	$20	$7,955	$—	$8,632	$(737)	$(22)	$(40)	$15,808

Balance at January 1, 2008	$20	$7,954	$—	$8,592	$(724)	$(16)	$(47)	$15,779
Comprehensive income (loss)
Net loss	—	—	—	(139)	—	—	—	(139)	$(139)
Earned ESOP shares and other stock based compensation	—	39	—	—	44	—	—	83	—
Repurchase of common stock (17,750) shares)	—	—	(143)	—	—	—	—	(143)	—
Changes in unrealized loss on securities available-for-sale, net of deferred income taxes	—	—	—	—	—	20	—	20	20
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	(9)	(9)	—

Total comprehensive income (loss)									$(119)

Balance at September 30, 2008	$20	$7,993	$(143)	$8,453	$(680)	$4	$(56)	$15,591

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$(139)	$91
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation	111	78
ESOP and other stock based compensation	83	32
Amortization of premiums and discounts	38	50
Provision for loan losses	104	12
Gain on sale of other assets	(112)	—
Changes in:
Deferred loan costs	(82)	(152)
Accrued interest receivable	44	(67)
Other assets	11	28
Other liabilities	(380)	(31)

Net cash from operating activities	(322)	41

Cash flows from investing activities
Principal repayments on mortgage-backed securities	638	759
Net decrease in loans	8,449	(116)
Purchase of loans	(8,092)	(11,826)
Sales of other assets	918	—
Expenditures for premises and equipment	(46)	(365)

Net cash from investing activities	1,867	(11,548)

Cash flows from financing activities
Net decrease in deposits	(842)	(5,742)
Purchase of treasury stock	(143)	—
Additional offering costs	—	(2)
Advances from FHLB	2,000	2,500
Net change in advances from borrowers for taxes and insurance	61	333

Net cash from financing activities	1,076	(2,911)

Net change in cash and cash equivalents	2,621	(14,418)

Cash and cash equivalents at beginning of year	3,769	20,606

Cash and cash equivalents at end of period	$6,390	$6,188

Supplemental disclosures
Interest paid	$2,575	$2,742
Income taxes paid	—	88
Transfer of office building to other real estate	396	—
Transfer of loans to repossessed assets	295	27
Sale of foreclosed real estate financed by Ben Franklin Bank	195	—

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

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on ESOP assets. The annual principal and interest payment of approximately $89,000 was made in September by the ESOP for 2008.

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

The ESOP has a plan year end of December 31. Expense related to the ESOP was $14,000 and $5,000 for the three months ended September 30, 2008 and 2007 and $37,000 and $32,000 for the nine months ended September 30, 2008 and 2007.

Shares held by the ESOP at September 30, 2008 were as follows:

Shares committed to be released	4,485
Allocated shares	5,327
Unearned ESOP shares	67,951

Total ESOP shares	77,763

Fair value of unearned ESOP shares	$391,000

Fair value of allocated shares subject to repurchase obligation	$56,000

On March 26, 2008, stockholders of the Company approved the Ben Franklin Financial, Inc. Equity Incentive Plan (the “Plan”) which provides officers, employees, and directors of the Company and the Bank with stock based incentives to promote our growth and performance. The Plan shall remain in effect as long as any awards are outstanding provided, however, that no awards be granted under the plan after ten years from the date of adoption. The Plan authorizes the issuance of up to 136,085 shares of our common stock pursuant to grants of incentive and non-statutory stock options, stock appreciation rights, and restricted stock awards. No more than 38,881 shares may be issued as restricted stock awards. No more than 97,204 shares may be issued pursuant to stock options and stock appreciation rights, all of which may be granted pursuant to the exercise of incentive stock options. On April 17, 2008, we granted restricted stock awards for 34,476 common shares and stock options for 86,740 common shares under the Plan, all of which vest over a five year period. Awards under the Plan may also fully vest upon the participant’s death or disability or change in control of the Company. All of the options granted have an exercise price of $9.36 per share, which was the closing price of the stock on the grant date. No options were vested, exercised or forfeited as of September 30, 2008. The options have no intrinsic value as of September 30, 2008.

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

Stock option expense was $10,000 and $18,000 during the three months and nine months ended September 30, 2008, respectively. As of September 30, 2008, there was $180,000 of unrecognized compensation cost related to stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of approximately 4.5 years.

The fair value of the restricted stock awards was $9.36 per share, which was the closing price of the stock on the April 17, 2008 grant date. None of the restricted stock awards were vested or forfeited as of September 30, 2008. Restricted stock award expense was $17,000 and $30,000 during the three months and nine months ended September 30, 2008, respectively. As of September 30, 2008, there was $293,000 of unrecognized compensation cost related to non vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of approximately 4.5 years.

The value of stock options and restricted stock awards as of the grant date are expensed over the five year vesting period. Forfeitures of stock options and restricted stock awards are expected to be insignificant.

Note 3 – Earnings Per Share

Basic earnings per share is based on net income (loss) divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released ESOP shares. Diluted earnings per share shows the dilutive effect, if any, of additional common shares issuable under stock option and restricted stock awards, using the treasury stock method. Because of the Company’s net loss for the nine moths ended September 30, 2008, all stock options and non-vested stock awards were excluded from the computation of diluted loss per share. All stock options and awards were anti-dilutive in the third quarter of 2008 because of the decrease in share price since the grant date. Prior to the second quarter of 2008, the Company had no common stock equivalents; consequently, basic and diluted earnings per share were the same in 2007.

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net income (loss)	$26,000	$77,000	$(139,000)	$91,000
Weighted average common shares outstanding	1,900,878	1,910,255	1,908,027	1,908,962
Basic and diluted earnings (loss) per share	$0.01	$0.04	$(0.07)	$0.05

Note 4 – Stock Repurchase Program

On April 23, 2008 the Company adopted a stock repurchase program (the “Program”) to repurchase up to 44,634 shares or 4.8% of the Company’s outstanding common stock (excluding shares held by the MHC). The Company has entered into a Securities Repurchase Agreement with Keefe, Bruette & Woods, Inc. to act as broker for the repurchase pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934. At September 30, 2008, the Company had repurchased 17,750 shares under the Program.

Note 5 – New Accounting Standards

In September 2006, Statement 157, “Fair Value Measurements”, was issued by the FASB. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In October, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active”, which provides an example that illustrates key considerations in determining the fair value of a financial asset when the market for that asset is not active. This FSP provides clarification for how to consider various inputs in determining fair value under current market conditions consistent with the principles of FAS 157. FSP 157-3 became effective upon issuance. The impact of adopting Statement 157 was not material to the results of operations or financial condition of the Company.

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

In March 2008, Statement 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, was issued by the FASB. This Statement expands the disclosure requirements of

Statement 133 and requires the reporting entity to provide enhanced disclosures about the objectives and strategies for using derivative instruments, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and credit-risk related contingent features in derivative agreements. The Statement is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Management does not expect the adoption of this Statement to have an impact on the results of operations or financial condition of the Company as the Company does not have any derivative instruments and is not involved in any hedging activities.

On November 5, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 109, “Written Loan Commitments Recorded at Fair Value through Earnings.” Previously, SAB 105, “Application of Accounting Principles to Loan Commitments,” stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal periods beginning after December 15, 2007. Adoption of this statement did not have a material impact on the results of operations or financial condition of the Company.

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

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data, (for example, interest rate and yield curves observable at commonly quoted intervals, prepayment speeds, credit risks, and default rates).

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

Assets measured at fair value on a recurring basis are summarized below:

	September 30, 2008 Balance	Fair Value Measurements at September 30, 2008 Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Available for sale securities	$3,243	$—	$3,243	$—

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2008 Using
	September 30, 2008 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans	$386	$—	$386	$—

Impaired loans, which are measured for impairment using the fair value of the collateral (less cost to sell) for collateral dependent loans, had a carrying amount of $386,000, with a $6,000 valuation allowance at September 30, 2008 recorded in the third quarter of 2008. The fair value of collateral is based on appraisals for impaired loans.

Note 7 – Non-performing Assets

The following table sets forth the amounts of our non-performing assets.

	September 30, 2008	December 31, 2007
Non-accrual loans	$1,630	$267
Loan greater than 90 days delinquent and still accruing	—	—
Foreclosed and repossessed assets	43	353

Total non-performing assets	$1,673	$620
Non-performing loans to total loans	1.55%	0.25%
Non-performing assets to total assets	1.42%	0.53%

Note 8 – Participation in the Treasury Capital Purchase Program

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1% of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3 percent of Total Risk-Weighted Assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. Participation in the program is not automatic and subject to approval by the Treasury. The Company is applying for participation in the CPP, however, we have not determined if we will accept the funds if approved.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to: our ability to manage the risk from our multi-family, commercial real estate, construction, commercial, and automobile lending including purchased loans, the future level of deposit premiums applicable to us, significantly increased competition among depository and other financial institutions; our ability to execute our plan to grow our assets on a profitable basis; our ability to execute on a favorable basis any plan we may have to acquire other institutions or branches or establish new offices; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments and inflation; general economic conditions, either nationally or in our market area; adverse changes in the securities and national and local real estate markets (including loan demand, housing demand, and real estate values); legislative or regulatory changes that adversely affect our business; our ability to enter new markets successfully and take advantage of growth opportunities; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting bodies; and changes in our organization, compensation and benefit plans; and other factors discussed elsewhere in this report or set forth under Risk Factors’ in our Registration Statement on Form SB-2 under the Securities Act of 1933. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

General

The Bank is a federally chartered savings bank headquartered in Arlington Heights, Illinois. The Bank was originally founded in 1893 as a building and loan association. We conduct our business from our main office and one branch office. Both of our offices are located in the northwestern corridor of the Chicago metropolitan area.

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

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, securities (including mortgage-backed and other securities), federal funds sold, and other interest-earning assets primarily interest earning deposits, and the interest paid on our interest-bearing liabilities, consisting primarily of savings and transaction accounts, certificates of deposit, and Federal Home Loan Bank of Chicago advances. Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of deposit service charges, loan origination fees charged to other financial institutions, gains on the sale of assets, and miscellaneous other income. Non-interest expense consists primarily of compensation and employee benefits, occupancy and equipment expense, data processing, professional fees, regulatory fees, and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates and real estate values, governmental policies and actions of regulatory authorities.

Critical Accounting Policies

Certain of our accounting policies are important to the reporting of our financial results, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in performance of the local economy, changes in the financial condition of borrowers, and changes in value of loan collateral such as real estate. As discussed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, management believes that its critical accounting policies include determining the allowance for loan losses and accounting for deferred income taxes. With the implementation of the Company’s Equity Incentive Plan in 2008, management believes that accounting for the stock based compensation, such as stock options and restricted stock awards, is also a critical accounting policy. Our accounting policy for stock options and restricted stock awards is summarized in Note 2 to the interim financial statements included in this Form 10-Q.

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

General. During the third quarter of 2008, the deepening economic problems and tightening in the credit markets affecting the nation and our local market resulted in a decrease in our loan origination volume compared to the prior quarter, although we did experience a modest increase in loan balances during the third quarter. Despite declining real estate values and lower sales activity in the real estate market, we were able to complete the sale of our closed branch office and sell a foreclosed single-family home and repossessed automobiles during the quarter. While we continued the purchase of automobile loans during 2008, we significantly reduced the amount we purchased of these loans during the third quarter of 2008 as the current balance in our automobile portfolio approached levels we believe are appropriate for our overall portfolio mix. As conditions in the economy have become more uncertain, the underwriting standards for the automobile loans have also been tightened by the originating bank. The slowing economy and declining real estate market has resulted in an increase in our non-performing loans and an increase in the number of our repossessed automobiles. We closely monitor the collateral of our non-performing loans to determine any significant change in value and work with the borrowers to resolve these credits. While our customer deposit balances decreased slightly at September 30, 2008 from December 31, 2007, these balances remained relatively unchanged during the third quarter of 2008 despite competitive rates in our market area from other institutions, as liquidity concerns have driven rates higher for certificates of deposit. To extend maturities and meet future liquidity needs, we increased the balance of our Federal Home Loan Bank advances in 2008 which also provided a lower funding cost. We also repurchased $143,000 of our common stock at an average price of $8.05 per share under the repurchase program which was implemented in the second quarter of 2008 in an effort to enhance shareholder value.

Assets. Total assets at September 30, 2008 were $117.6 million compared to $116.9 million at December 31, 2007, an increase of $660,000 or 0.6%. This increase was primarily due to an increase in cash and cash equivalents of $2.1 million offset by decreases in our securities portfolio of $615,000, our loan portfolio of $509,000 and a decrease of $310,000 in repossessed assets.

For the first nine months of 2008, our loan portfolio balance decreased $509,000 or 0.5% to $104.5 million at September 30, 2008 compared to $105.0 million at December 31, 2007. The balance of our automobile loans increased $2.2 million or 24.4% as we purchased $5.3 million in automobile loans during 2008 under the program that began in 2007, bringing our automobile loan portfolio balance to $11.3 million at September 30, 2008, approximately 10.6% of our overall loan portfolio. Our home equity lines of credit increased $4.5 million or 50.1% to $13.6 million at September 30, 2008 as originations and utilization both increased. Our multi-family loans increased $1.9 million or 16.0% to $13.5 million at September 30, 2008. These increases were offset by decreases in the remainder of our loan portfolio due to lower loan originations and regular repayments. For the nine months ended September 30, 2008 our one- to four-family residential loans decreased $5.8 million or 12.4% to $41.0 million, our commercial real estate loans decreased $2.1 million or 13.0% to $13.8 million, and our construction loans decreased $2.8 million or 24.1% to $8.9 million. We anticipate loan origination volume to be lower through the remainder of the year due to weak economic conditions in our market area.

At September 30, 2008, the allowance for loan losses was $510,000 or 0.49% of the total loan portfolio compared to $495,000 or 0.47% of the total loan portfolio at December 31, 2007. During the first nine months of 2008, we charged-off $90,000 related to a construction loan and automobile loans and recorded a $104,000 provision to our allowance for loan losses. Our nonperforming loans, consisting of non-accrual loans and any other loans delinquent 90 days or longer, increased to $1.6 million or 1.55% of total loans at September 30, 2008 compared to $267,000 or 0.25% of total loans at December 31, 2007. Our non-performing assets to total assets at September 30, 2008 increased to 1.42% from 0.53% at December 31, 2008. At September 30, 2008, our non-performing loans consist of four loans secured by real estate, which management does not expect will result in any significant losses based on the collateral value.

Our securities portfolio balances decreased $615,000 or 15.9% to $3.2 million at September 30, 2008 from $3.9 million at December 31, 2007 due primarily to payments on mortgage-backed securities. Our Federal Home Loan Bank stock balance remained unchanged at $1.3 million at September 30, 2008. Cash and cash equivalents increased $2.1 million or 56.6% to $5.9 million at September 30, 2008 to meet projected liquidity needs in the fourth quarter.

During the first nine months of 2008, our repossessed assets decreased $310,000. Sales of foreclosed real estate totaled $515,000 and sales and write downs of repossessed automobiles totaled $90,000. New foreclosures during the first nine months of 2008 totaled $195,000 and new repossessed automobiles totaled $100,000. At September 30, 2008, our repossessed assets totaled $43,000 and consisted of four repossessed automobiles. Our other real estate decreased $396,000 due to the sale of our closed branch office which occurred at the end of September.

Liabilities. Deposit balances decreased slightly by $842,000 or 0.9% to $94.3 million at September 30, 2008 from $95.2 million at December 31, 2007. Our non-certificate accounts decreased $2.0 million or 7.5% to $24.8 million at September 30, 2008. Our certificate of deposit accounts increased $1.2 million or 1.7% to $69.5 million at September 30, 2008. Competition from other banks in our market area, including national and regional banks as well as other community banks, has presented challenges as we try to grow our deposit balances. In the fourth quarter of 2008, changes to our demand and money market products will be introduced including new rate features and service enhancements in an effort to increase balances in these accounts.

Our advances from the Federal Home Loan Bank of Chicago increased $2.0 million to $6.5 million at September 30, 2008. The additional advance has a fixed interest rate of 3.88% and matures in June of 2010.

Equity. Total equity at September 30, 2008 was $15.6 million compared to $15.8 million at December 31, 2007. Equity decreased by $139,000 during the first nine months of 2008 due to our net loss and decreased $143,000 due to the repurchases of 17,750 shares of the Company’s outstanding common stock under the stock repurchase program.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007

General. The easing of monetary policy by the Federal Open Market Committee, as reflected in the decrease in the targeted federal funds rate by 100 basis points in the last four months of 2007 and an additional 225 basis points through April of 2008, impacted our revenue during the third quarter of 2008 compared to the prior year period, reducing the interest income we earned on our adjustable rate home equity line-of-credit and construction loans and our interest earning deposits and federal funds sold. Non-interest income increased due to the sale of our closed branch office, resulting in a gain of $129,000. Given the continued tight credit markets, any further actions taken by the Federal Reserve Board to ease credit through the reduction of interest rates will continue to have a negative impact on our earnings and margins. In October 2008, the Federal Reserve decreased the targeted federal funds rate by another 100 basis points and, consequently, the prime rate decreased from 5.00% to 4.00%.

Net income decreased $51,000 to $26,000 for the three months ended September 30, 2008 compared to net income of $77,000 for the three months ended September 30, 2007 primarily due to a decrease in net interest income and increases in our loan loss provision and non-interest expense. Our net interest income decreased $78,000 or 9.3% to $762,000 for the three months ended September 30, 2008 compared with the prior year period primarily due to a decrease in our net interest margin to 2.67% for the third quarter of 2008 compared to 3.00% for the prior year period. Our provision for loan losses increased $25,000 to $32,000 for the third quarter of 2008 primarily due to charge-offs related to our automobile portfolio. Non-interest expense increased $59,000 or 7.7% to $827,000 for the three months ended September 30, 2008 from the prior year period primarily due to an increase in occupancy costs and to a lesser extent, increases in professional fees, data processing, and other costs.

Interest Income. Interest income was $1.6 million for the three months ended September 30, 2008, $218,000 or 12.2% less than the prior year period. Interest income from loans decreased $150,000 or 9.1% primarily due to the decrease in the average yield on loans to 5.76% for the three months ended September 30, 2008 compared to 6.53% for the prior year period. The decline in yield was primarily due to our adjustable rate loans, primarily home equity lines of credit and construction loans which generally adjust with changes in the prime lending rate. Interest income for the three months ended September 30, 2007 was affected by a $35,000 payment on a prior loan restructuring. The impact of this decrease in yield was offset somewhat by a $3.0 million increase in the average balance of our loan portfolio to $103.6 million for the three months ended September 30, 2008 compared to the prior year period. The increase in our average loan portfolio balance was attributable to a $5.9 million increase in the average balance of our consumer loans, primarily automobile loans; a $5.1 million increase in the average balance of our home equity lines-of-credit; and a $2.9 million increase in the average balance of our commercial real estate and construction loans. These increases were offset by a $9.9 million decrease in the average balance of our one- to four-family real estate loans due to payments on our adjustable rate loans from prior pool purchases and a $1.0 million decrease in the average balance of our commercial loans.

Interest income from securities decreased $20,000 or 33.9% to $39,000 for the three months ended September 30, 2008. Dividend income from the Federal Home Loan Bank of Chicago stock declined $9,000 due to the suspension of dividend payments at the end of the third quarter in 2007. The average balance of our securities portfolio decreased $967,000 to $4.7 million for the three months ended September 30, 2008 as compared to the prior year period due to payments on mortgage-backed securities. The yield on securities for the three months ended September 30, 2008 was 3.33% compared to 4.23% for the prior year period, primarily due to the suspension of dividend payments on Federal Home Loan Bank stock. The Federal Home Loan Bank does not anticipate the resumption of dividend payments for the remainder of the year. We do not know when or if the Federal Home Bank will resume dividend payments on our $1.3 million of Federal Home Loan Bank stock.

Interest from other interest-earning assets for the three months ended September 30, 2008 decreased $48,000 to $26,000. The average balance of other interest-earning assets decreased $144,000 to $5.7 million for the three months ended September 30, 2008 compared to $5.9 million for the prior year period. The average yield on other interest-earning assets was 1.78% for the third quarter of 2008 compared to 5.02% for the prior year period due to declining interest rates.

Interest Expense. Interest expense for the three months ended September 30, 2008 was $801,000, a decrease of $140,000 or 14.9% from the prior year period. Interest on deposits decreased $178,000 due to a decrease in the average cost of deposits. Our average cost of deposits decreased to 3.13% for the three months ended September 30, 2008 compared to 3.89% for the prior year period. The average balance of interest bearing deposits decreased $386,000 to $92.0 million for the third quarter of 2008 compared to the prior year period. Our portfolio mix changed as the average balance of savings, demand, and money market accounts decreased $1.9 million and the average balance of certificates of deposit increased $1.5 million for the third quarter of 2008 compared to the prior year period. While our rates for deposit products is competitive within our market area, some above market rates for certificates of deposit offered by competitors have affected our ability to decrease costs further in the declining rate environment and slowed our deposit growth.

Interest expense on advances from the Federal Home Loan Bank of Chicago increased $38,000 for the three months ended September 30, 2008 from the prior year period due to additional advances totaling $2.0 million since September 30, 2007. The average balance of Federal Home Loan Bank advances for the three months ended September 30, 2008 was $6.5 million with an average cost of 4.48% compared to an average balance of $2.9 million with a cost of 4.80% for the prior year period.

Net Interest Income. Net interest income for the three months ended September 30, 2008 was $762,000 compared to $840,000 for the three months ended September 30, 2007. The decrease was primarily due to the sharp decline in the federal funds rate and prime rate which reduced the interest income we earned on our adjustable rate loans, interest earning deposits and federal funds sold and, to a lesser extent, the cost of our interest bearing liabilities. For the three months ended September 30, 2008, the average yield on interest-earning assets was 5.46% and the average cost of interest-bearing liabilities was 3.22% compared to 6.33% and 3.92%, respectively, for the three months ended September 30, 2007. These changes resulted in a decrease in our net interest rate spread to 2.24% for the third quarter of 2008 compared to 2.41% for the third quarter of 2007.

Provision for Loan Losses. Our allowance for loan losses is the estimated amount considered necessary for probable incurred losses in the loan portfolio at the balance sheet date. Our analysis includes a review of identified problem loans for which a specific allowance is required as well as a general allowance for the remainder of the portfolio.

Our provision for loan losses increased $25,000 for the three months ended September 30, 2008 to $32,000 from $7,000 for the three months ended September 31, 2007. The increase in our provision was due to the increase in the allowance for our automobile portfolio as a result of increased charge-off and repossession activity for these loans during the comparative period. While underwriting standards for automobile loans have been tightened, further weakening in the economy may impact the performance of our automobile loans, as well as the rest of the loan portfolio.

Non-interest Income. For the three months ended September 30, 2008, non-interest income increased $102,000 to $152,000 compared to $50,000 for the three months ended September 30, 2007 primarily due to the $129,000 gain on the sale of the closed branch office offset by losses from the sale of repossessed automobiles totaling $13,000. Fees received from providing loan origination services for other financial institutions, a component of service fee income, totaled $3,000 for the three months ended September 30, 2008 compared to $15,000 for the prior year period. This decrease was due to lower origination activity which totaled $225,000 for the three months ended September 30, 2008 compared to $1.9 million for the prior year period.

Non-interest Expense. For the three months ended September 30, 2008, non-interest expense totaled $827,000 compared to $768,000 for the three months ended September 30, 2007, an increase of 7.7%. Occupancy and equipment expense increased $30,000 or 25.2% due to the higher lease costs for our new main office and additional depreciation charges related to the build-out and furniture and equipment for the new office. Professional fees increased $13,000 or 25.0% to $65,000 for the third quarter of 2008 primarily due to legal fees for foreclosures. Compensation and employee benefits expense decreased $5,000 or 1.1% to $450,000 for the three months ended September 30, 2008 compared to the prior year period. Compensation increases related to the equity incentive plan adopted in 2008 were offset by decreases in salaries and benefits primarily due to the reduction in staff with the closure of our branch office at the end of 2007.

Income Tax Expense. Income tax expense was $29,000 for the three months ended September 30, 2008 compared to an expense of $38,000 for the three months ended September 30, 2007. The change was primarily due to the decrease in pretax income of $60,000 between the two comparative periods.

Comparison of Operating Results for the Nine Months Ended September 30, 2008 and 2007

General. For the first nine months of 2008, several factors affected our operations including the general declining interest rate environment, the gain on sale of our closed branch office, an increase in our provision for loan losses, and costs related to the implementation of the Company’s Equity Incentive Plan and the Stock Repurchase Program. The Federal Open Market Committee’s actions to reduce the federal funds rate since September of 2007 impacted our revenue for the nine months ended September 30, 2008, primarily by reducing the interest income we earned on our adjustable rate loans, interest earning deposits and federal funds sold and, to a lesser extent, the cost of our interest bearing liabilities.

Net income decreased $230,000 to a net loss of $139,000 for the nine months ended September 30, 2008 compared to net income of $91,000 for the nine months ended September 30, 2007. Our net interest income decreased $118,000 or 5.0% to $2.3 million for the nine months ended September 30, 2008 primarily due to a decrease in our net interest margin to 2.66% for the first nine months of 2008 compared to 2.82% for the prior year period. In evaluating our allowance for loan losses, we determined that an additional $104,000 provision was required primarily due to a non-performing construction loan and an increase in losses on our automobile portfolio. Non-interest expense increased $194,000 or 8.2% to $2.6 million for the nine months ended September 30, 2008 from $2.4 million for the prior year period primarily due to an increase in occupancy and equipment expense, professional fees, and other expenses. These decreases were offset in part by an increase in non-interest income of $85,000 primarily due to the gain on the sale of our closed branch office.

Interest Income. Interest income was $4.8 million for the nine months ended September 30, 2008, $349,000 or 6.8% lower than the prior year period. Interest income from loans increased $45,000 or 1.0% to $4.6 million primarily due to a $7.5 million increase in the average loan portfolio balance for the nine months ended September 30, 2008 compared to the prior year period. The average yield on loans for the nine months ended September 30, 2008 decreased to 5.92% compared to 6.33% for the prior year period. The decrease in our yield was due to declining rates on our adjustable rate loans and the reversal of $42,000 of interest related to non-accrual loans. Interest income for the nine months ended September 30, 2007 was partially affected by a $35,000 payment on a prior loan restructuring. The increase in our average loan portfolio balance was attributable to: a $7.4 million increase in the average balance of our consumer loans, primarily automobile loans; a $3.6 million increase in the average balance of our home equity lines-of-credit; and a $3.4 million increase in the average balance of our construction loans. These increases were offset by a $7.0 million decrease in the average balance of our one- to four-family real estate loans due to payments on our adjustable rate loans from prior pool purchases.

Interest income from securities decreased $63,000 or 33.5% to $125,000 for the nine months ended September 30, 2008. Dividend income from Federal Home Loan Bank of Chicago stock declined $31,000 due to the suspension of dividend payments at the end of the third quarter in 2007. The average balance of our securities decreased $982,000 to $4.9 million for the nine months ended September 30, 2008 due to payments on mortgage-backed securities. The yield on securities for the nine months ended September 30, 2008 was 3.40% compared to 4.27% for the prior year period, primarily due to the suspension of dividend payments on Federal Home Loan Bank stock. The Federal Home Loan Bank does not anticipate the resumption of dividend payments the remainder of the year. We do not know when or if the Federal Home Bank will resume dividend payments on our $1.3 million of Federal Home Loan Bank stock.

Interest from other interest-earning assets for the nine months ended September 30, 2008 decreased $331,000 to $87,000. The average balance of other interest-earning assets decreased $5.5 million to $5.3 million for the nine months ended September 30, 2008 compared to $10.8 million the prior year period which included funds received from our initial public offering which closed on October 18, 2006. The decrease in the average balance of our other interest-earning assets was used to fund the increase in our loan portfolio. The average yield on other interest-earning assets was 2.20% for the first nine months of 2008 compared to 5.17% for the prior year period due to declining market interest rates.

Interest Expense. Interest expense for the nine months ended September 30, 2008 was $2.5 million, a decrease of $231,000 or 8.3% from the prior year period. Interest on deposits decreased $333,000 due to a decrease in the average cost of deposits. Our average cost of deposits decreased to 3.38% for the nine months ended September 30,

2008 compared to 3.83% for the prior year period. The average balance of interest bearing deposits decreased $948,000 to $92.8 million for the nine months ended September 30, 2008 compared to the prior year period due to a $2.5 million decrease in the average balance of savings, demand, and money market accounts. This decrease was offset by an increase of $1.6 million in the average balance of certificates of deposit. While our rates for deposit products is competitive within our market area, some above market rates for certificates of deposit offered by competitors have affected our ability to decrease costs further in the declining rate environment and slowed our deposit growth.

Interest expense on advances from the Federal Home Loan Bank of Chicago increased $102,000 for the nine months ended September 30, 2008 from the prior year period due to an additional advance totaling $2.0 million since September 30, 2007. The average balance of Federal Home Loan Bank advances for the nine months ended September 30, 2008 was $5.4 million with an average cost of 4.51% compared to an average balance of $2.3 million with an average cost of 4.71% for the prior year period.

Net Interest Income. Net interest income for the nine months ended September 30, 2008 was $2.3 million, $118,000 or 5.0% less than for the nine months ended September 30, 2007 as the yields on our federal funds sold and certain prime based adjustable rate loans decreased faster than the cost of our certificates of deposit in a rapidly decreasing interest rate market. For the nine months ended September 30, 2008, the average yield on interest-earning assets was 5.63% and the average cost of interest-bearing liabilities was 3.44% compared to 6.11% and 3.86%, respectively, for the nines month ended September 30, 2007. These changes resulted in a decrease in our net interest rate spread to 2.19% for the nine months ended September 30, 2008 compared to 2.25% in the prior year period.

Provision for Loan Losses. Our allowance for loan losses is the estimated amount considered necessary for probable incurred losses in the loan portfolio at the balance sheet date. Our analysis includes a review of identified problem loans for which a specific allowance is required as well as a general allowance for the remainder of the portfolio.

Our provision for loan losses was $104,000 for the nine months ended September 30, 2008 compared to a $12,000 provision for the prior year period. The increase in our provision resulted primarily from a decline in the value of a partially completed home securing a construction loan and increased losses on our automobile loan portfolio. While underwriting standards for automobile loans have been tightened, further weakening in the economy may impact the performance of our automobile portfolio.

Non-interest Income. For the nine months ended September 30, 2008, non-interest income increased $85,000 or 60.3% to $226,000 primarily due to the $129,000 gain on the sale of the closed branch office offset by losses from the sale of repossessed automobiles which totaled $18,000. Fees received from providing loan origination services for other financial institutions, a component of service fee income, totaled $15,000 for the nine months ended September 30, 2008 compared to $38,000 for the prior year period. This decrease was due to lower origination activity which totaled $1.2 million in the first nine months of 2008 compared to $9.0 million for the prior year period.

Non-interest Expense. For the nine months ended September 30, 2008, non-interest expense increased $194,000 or 8.2% to $2.6 million compared to $2.4 million for the nine months ended September 30, 2007. Compensation and benefits expense decreased $29,000 or 2.1% for the nine months ended September 30, 2008 from the prior year period to $1.4 million primarily due to staff reductions with the closure of our branch office. Professional fees increased $56,000 or 29.6% to $245,000 for the first nine months of 2008 primarily due to legal fees to establish the Company’s Equity Incentive Plan and Stock Repurchase Program. Occupancy and equipment expense increased $98,000 or 26.9% due to the higher lease costs for our new main office and additional depreciation charges related to the build-out and furniture and equipment for the new office. Data processing costs increased $23,000 to $189,000. Other expenses increased $46,000 or 16.6% and included $12,000 related to the special meeting of stockholders and $32,000 related to repossessed assets. Total costs related to the Incentive Plan, special meeting, and Repurchase Program totaled $48,000.

Since the second quarter of 2007, our FDIC insurance assessment has been substantially reduced by a special one time credit. Management believes this credit will be substantially exhausted in 2009. Accordingly, our FDIC assessment could be substantially higher in future periods depending on the premium rates set by the FDIC for such periods. In October 2008, the FDIC announced its proposal to restore the reserve ratio of the deposit insurance fund to 1.25%. The proposal includes changes in the factors used to calculate the premium as well as increases that would double the premium rates. The proposed changes are expected to take effect the first quarter of 2009. For the nine months ended September 30, 2008, our FDIC premium was $10,000, the same as the prior year period.

Income Tax Expense (Benefit). The benefit for income taxes was $47,000 for the nine months ended September 30, 2008 compared to an expense of $42,000 for the nine months ended September 30, 2007. The change was due to the decrease in pretax income of $319,000 between comparable periods.

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

	Three Months Ended September 30,
	2008			2007
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
One- to four-family	$40,200	$536	5.33%	$50,088	$697	5.57%
Multi-family, commercial real estate, and land	28,936	482	6.61	27,263	452	6.58
Construction	6,778	109	6.40	5,532	165	11.79
Commercial business	2,855	56	7.78	3,906	89	9.03
Home equity lines-of-credit	12,830	128	3.97	7,688	141	7.26
Automobile and other consumer	11,952	187	6.19	6,045	104	6.82

Total loans	103,551	1,498	5.76	100,522	1,648	6.53
Securities and FHLB stock	4,672	39	3.33	5,639	59	4.23
Other interest-earning assets	5,736	26	1.78	5,880	74	5.02

Total interest-earning assets	113,959	$1,563	5.46	112,041	$1,781	6.33
Non-interest-earning assets	3,362			2,475

Total assets	$117,321			$114,516

Liabilities and stockholders’ equity:
Savings deposits	$7,466	$9	0.47	$8,208	$17	0.84
Money market/demand accounts	15,721	34	0.85	16,903	64	1.50
Certificates of deposit	68,859	685	3.94	67,321	825	4.86

Total deposits	92,046	728	3.13	92,432	906	3.89
FHLB advances	6,500	73	4.48	2,924	35	4.80

Total interest-bearing liabilities	98,546	801	3.22	95,356	941	3.92

Non-interest-bearing liabilities	1,909			1,872
Other liabilities	1,249			1,491

Total liabilities	101,704			98,719
Stockholders’ equity	15,617			15,797

Total liabilities and stockholders’ equity	$117,321			$114,516

Net interest income		$762			$840

Net interest rate spread			2.24%			2.41%

Net interest-earning assets	$15,413			$16,685

Net interest margin			2.67%			3.00%

Average of interest-earning assets to interest-bearing liabilities			115.64%			117.50%

	Nine Months Ended September 30,
	2008			2007
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
One- to four-family	$42,757	$1,729	5.39%	$49,764	$2,024	5.42%
Multi-family, commercial real estate, and land	28,116	1,416	6.71	27,119	1,330	6.55
Construction	7,621	378	6.60	4,186	328	10.49
Commercial business	2,999	176	7.83	3,874	260	8.97
Home equity lines-of-credit	10,926	357	4.35	7,362	413	7.50
Automobile and other consumer	11,096	539	6.46	3,680	195	7.10

Total loans	103,515	4,595	5.92	95,985	4,550	6.33
Securities and FHLB stock	4,904	125	3.40	5,886	188	4.27
Other interest-earning assets	5,265	87	2.20	10,815	418	5.17

Total interest-earning assets	113,684	$4,807	5.63	112,686	$5,156	6.11
Non-interest-earning assets	3,393			2,352

Total assets	$117,077			$115,038

Liabilities and stockholders’ equity:
Savings deposits	$7,566	$29	0.50	$8,587	$54	0.84
Money market/demand accounts	16,152	113	0.93	17,652	197	1.49
Certificates of deposit	69,118	2,215	4.27	67,544	2,439	4.83

Total deposits	92,836	2,357	3.38	93,783	2,690	3.83
FHLB advances	5,412	183	4.51	2,312	81	4.71

Total interest-bearing liabilities	98,248	2,540	3.44	96,095	2,771	3.86

Non-interest-bearing liabilities	1,868			1,887
Other liabilities	1,236			1,304

Total liabilities	101,352			99,286
Stockholders’ equity	15,725			15,752

Total liabilities and stockholders’ equity	$117,077			$115,038

Net interest income		$2,267			$2,385

Net interest rate spread			2.19%			2.25%

Net interest-earning assets	$15,436			$16,591

Net interest margin			2.66%			2.82%

Average of interest-earning assets to interest-bearing liabilities			115.71%			117.27%

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

	Three Months Ended September 30, 2008 vs. 2007			Nine Months Ended September 30, 2008 vs. 2007
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans:
One- to four-family	$(132)	$(29)	$(161)	$(284)	$(11)	$(295)
Multi-family, commercial real estate, and land	27	3	30	52	34	86
Construction	31	(87)	(56)	202	(152)	50
Commercial business	(22)	(11)	(33)	(54)	(30)	(84)
Home equity lines-of-credit	68	(81)	(13)	156	(212)	(56)
Automobile and other consumer	93	(10)	83	363	(19)	344

Total loans	65	(215)	(150)	435	(390)	45
Securities	(9)	(11)	(20)	(29)	(34)	(63)
Other interest-earning assets	(1)	(47)	(48)	(156)	(175)	(331)

Total interest-earning assets	55	(273)	(218)	250	(599)	(349)

Interest-bearing liabilities:
Savings deposits	(1)	(7)	(8)	(6)	(19)	(25)
Money market/demand accounts	(4)	(26)	(30)	(16)	(68)	(84)
Certificates of deposit	18	(158)	(140)	58	(282)	(224)

Total deposits	13	(191)	(178)	36	(369)	(333)
FHLB Advances	40	(2)	38	105	(3)	102

Total interest-bearing Liabilities	53	(193)	(140)	141	(372)	(231)

Change in net interest income	$2	$(80)	$(78)	$109	$(227)	$(118)

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

Our cash flows are comprised of three primary classifications: (i) cash flows from operating activities, (ii) investing activities, and (iii) financing activities. Net cash from operating activities was ($322,000) and $41,000 for the nine months ended September 30, 2008 and 2007, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and purchases, offset by principal collections on loans and mortgage-backed securities. Net cash from investing activities was $1.9 million and ($11.5) million for the nine months ended September 30, 2008 and 2007, respectively. Net cash from financing activities consisted primarily of the activity in deposit, borrowing, and escrow accounts. The net cash from financing activities was $1.1 million and ($2.9) million for the nine months ended September 30, 2008 and 2007, respectively.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Chicago advances and other borrowings as sources of funds. At September 30, 2008, cash and cash equivalents totaled $6.4 million.

At September 30, 2008, the Bank exceeded all of its regulatory capital requirements to be well capitalized with a Tier 1 (core) capital level of $11.9 million, or 10.10% of adjusted total assets which was $6.0 million above the required level of $5.9 million, or 5.00%; and total risk-based capital of $12.4 million or 12.88% of risk weighted assets, which was $2.8 million above the required level of $9.6 million or 10.00%. The Bank at September 30, 2008 was categorized as well capitalized. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

At September 30, 2008, we had outstanding commitments to originate loans of $2.6 million. We anticipate that we will have sufficient funds available to meet our current loan commitments. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from September 30, 2008 totaled $52.6 million. Management believes, based on past experience that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

Off-Balance Sheet Arrangements.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and available lines of credit. For the nine months ended September 30, 2008, we did not engage in any off-balance sheet transactions other than loan origination commitments in the normal course of our lending activities.

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

PART II Other Information

Item 1.	Legal Proceedings

At September 30, 2008 there are no material pending legal proceedings to which the Company or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A.	Risk Factors

This item is not applicable because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Share (or Units) Purchased	Average price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
July 1, 2008 – July 31, 2008	8,000	$7.13	8,000	30,634
August 1, 2008 – August 31, 2008	3,750	$7.65	3,750	26,884
September 1, 2008 – September 30, 2008	—	—	—	26,884
Total	11,750	$7.30	11,750	26,884

On April 23, 2008, the Company announced its Stock Repurchase Program pursuant to which the Company intends to repurchase 44,634 shares of its outstanding common stock (excluding shares owed by the MHC). The Stock Repurchase Program will be in effect through December 31, 2008.

Item 3.	Defaults upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

(a) Exhibits

31.1	Rule 13(a) – 14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a) – 14(a) Certification (Chief Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Chief Financial Officer)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEN FRANKLIN FINANCIAL, INC. (Registrant)

Date: November 14, 2008	/s/ C. Steven Sjogren
C. Steven Sjogren
President and Chief Executive Officer