Form 10-K
period 2008-12-31
Ben Franklin Financial, Inc.
filed 2009-03-30
CIK 1366925

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File No. 000-52240

Ben Franklin Financial, Inc.

(Exact name of registrant as specified in its charter)

Federal	20-5838969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

830 East Kensington Road, Arlington Heights, Illinois	60004
(Address of Principal Executive Offices)	Zip Code

(847) 398-0990

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of March 27, 2009, there were issued and outstanding 1,967,242 shares of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2008 was $5.6 million.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2009 Annual Meeting of Stockholders of the Registrant (Part III).

Ben Franklin Financial, Inc.

Annual Report on Form 10-K

For The Year Ended

December 31, 2008

PART I

ITEM 1. Business

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	our ability to manage the risk in our loan portfolio;

•	significantly increased competition among depository and other financial institutions;

•	our ability to execute our plan to grow our assets on a profitable basis;

•	our ability to execute on a favorable basis any plan we may have to acquire other institutions or branches or establish new offices;

•	changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments and inflation;

•	general economic conditions, either nationally or in our market area;

•	adverse changes in the securities and national and local real estate markets (including real estate values);

•	legislative or regulatory changes that adversely affect our business;

•	our ability to enter new markets successfully and take advantage of growth opportunities;

•	changes in consumer spending, borrowing and savings habits;

•	the effect of a dramatically slowing economy on our lending portfolio including our construction and automobile loans;

•	the impact of the U.S. government’s economic stimulus program and its various financial institution rescue plans including TARP;

•	whether we are accepted into the U.S. Treasury’s Capital Purchase Program and whether we determine to participate in such program;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting and auditing bodies; and

•	changes in our organization, compensation and benefit plans.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Ben Franklin Financial, MHC

Ben Franklin Financial, MHC is the federally-chartered mutual holding company parent of Ben Franklin Financial, Inc. Ben Franklin Financial, MHC’s only business is the ownership of 55.1% of the outstanding shares of common stock of Ben Franklin Financial, Inc. So long as Ben Franklin Financial, MHC exists, it will own a majority of the voting stock of Ben Franklin Financial, Inc. At December 31, 2008, Ben Franklin Financial, MHC had assets of $15.6 million. Ben Franklin Financial, MHC’s executive office is located at 830 East Kensington Road, Arlington Heights, Illinois 60004, and its telephone number is (847) 398-0990.

Ben Franklin Financial, Inc.

Ben Franklin Financial, Inc. (the “Company”) is the mid-tier stock holding company for Ben Franklin Bank of Illinois. Ben Franklin Financial, Inc. is chartered under federal law and owns 100% of the outstanding shares of common stock of Ben Franklin Bank of Illinois. Ben Franklin Financial, Inc. has not engaged in any significant business activity other than owning all of the shares of common stock of Ben Franklin Bank of Illinois. At December 31, 2008, Ben Franklin Financial, Inc. had consolidated assets of $124.2 million, total deposits of $101.5 million and stockholders’ equity of $15.4 million. Ben Franklin Financial, Inc.’s net loss for the year ended December 31, 2008 was $195,000. At December 31, 2008, apart from its ownership of shares of common stock of Ben Franklin Bank of Illinois, Ben Franklin Financial, Inc. had assets of $3.6 million, which were invested primarily in a savings account and the employee stock ownership plan loan with Ben Franklin Bank of Illinois. The executive offices of Ben Franklin Financial, Inc. are located at 830 East Kensington Road, Arlington Heights, Illinois 60004, and its telephone number is (847) 398-0990.

Ben Franklin Bank of Illinois

Ben Franklin Bank of Illinois (the “Bank”) is a federally-chartered savings bank headquartered in Arlington Heights, Illinois. Ben Franklin Bank of Illinois was originally founded in 1893 as a building and loan association. We conduct our business from our main office and one branch office. All of our offices are located in the northwestern corridor of the Chicago metropolitan area. The telephone number at our main office is (847) 398-0990.

General

Our principal business consists of attracting retail deposits from the general public in our market and investing those deposits, together with funds generated from operations and to a lesser extent borrowings, in one- to four-family residential mortgage loans and, to a lesser extent, commercial real estate loans, multi-family real estate loans, home equity lines-of-credit, construction and land loans and other loans. We also invest in mortgage-backed and other securities and automobile loans. Our revenues are derived principally from the interest on loans and securities, fees for loan origination services, loan fees, and fees levied on deposit accounts. Our primary sources of funds are deposits and principal and interest payments on loans and securities. Management does not know how the current economic slowdown will impact the Company’s lending operations except that it will likely affect origination volume and credit quality. Also the softening in real estate values will likely adversely affect the realizable value of the Company’s real estate collateral.

Our website address is www.benfrankbank.com. Information on our website should not be considered a part of this annual report.

Market Area

We conduct business through our main office located at 830 East Kensington Road, Arlington Heights, Illinois and our branch office located at 3148 Kirchoff Road, Rolling Meadows, Illinois.

Our offices are located in relatively affluent suburban communities located approximately 15 miles to the northwest of Chicago, Illinois. Over the last 20 years, these communities have experienced per capita income levels which are well above the state and national averages. However, we believe that Arlington Heights and, to a lesser extent, Rolling Meadows may be classified as “mature” suburbs and that more rapid growth is occurring in the collar counties surrounding Chicago.

Our market area has been affected by the current economic recession which has caused the real estate values to decline over the past year. Unemployment in the Chicago metropolitan area has increased to 7.1% as of December 2008 from 4.1% as of December 2007. In our immediate area, the residential development contiguous to our main office which was scheduled to start in 2008 has been delayed.

Competition

We face intense competition within our market area both in making loans and attracting deposits. The Chicago metropolitan area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of the June 30, 2008 Federal Deposit Insurance Corporation’s annual deposit report, our market share of deposits represented less than 1% of deposits in Cook County, Illinois.

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

Lending Activities

The principal lending activity of Ben Franklin Bank of Illinois is originating and acquiring one- to four-family residential mortgage loans, commercial real estate loans, multi-family real estate loans, home equity lines-of-credit, automobile loans, construction and land loans, and other loans. Since 2002, we have expanded our multi-family and commercial real estate lending in an effort to diversify our overall loan portfolio, increase the yield of our loans and shorten asset duration. In 2008 we expanded our home equity line-of-credit lending through product enhancement and more competitive pricing. During the period from January 2007 to July 2008, we purchased automobile loans from a third party lender, however, we suspended such purchases effective July 2008 based on our review of portfolio concentrations, our liquidity position, and the economic environment. We may resume such purchases in the future based on changes in these factors.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan, at the dates indicated, excluding loans held for sale.

	December 31,
	2008		2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate:
One- to four-family	$42,759	38.17%	$46,870	42.97%
Multi-family	14,253	12.73	11,623	10.65
Commercial	13,986	12.49	15,924	14.60
Construction	8,541	7.63	11,761	10.78
Land	1,016	0.91	1,369	1.25

Total real estate	80,555	71.93	87,547	80.25

Consumer and other loans:
Home equity lines-of-credit	16,610	14.83	9,081	8.32
Commercial business	4,077	3.64	3,341	3.06
Automobile	10,519	9.39	9,097	8.34
Other	237	0.21	36	0.03

Total consumer and other loans	31,443	28.07	21,555	19.75

Total loans	111,998	100.00%	109,102	100.00%

Premiums and net deferred loan costs	264		257
Loans in process	(1,919)		(3,828)
Allowance for loan losses	(584)		(495)

Total loans, net	$109,759		$105,036

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2008. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Loans are presented net of loans in process.

	One- to Four-Family		Multi-Family, Commercial Real Estate, and Land		Construction		Home Equity Lines-of-Credit, Automobile, and Other		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2009	$3,183	5.72%	$5,564	6.18%	$5,824	5.91%	$2,992	6.21%	$1,862	5.53%	$19,425	5.96%
2010	1,893	5.78	4,011	8.03	—	—	2,584	6.61	320	5.39	8,808	7.04
2011	1,884	5.73	4,211	6.29	—	—	4,349	4.95	433	5.93	10,877	5.64
2012 to 2013	4,786	5.98	9,231	6.46	—	—	4,328	5.23	1,044	8.37	19,389	6.17
2014 to 2018	6,807	5.64	2,792	6.28	—	—	13,098	3.21	418	4.02	23,115	4.31
2019 to 2023	5,993	5.56	439	6.27	—	—	—	—	—	—	6,432	5.61
2023 and beyond	17,494	5.45	1,113	6.23	—	—	—	—	—	—	18,607	5.50

Total	$42,040	5.61%	$27,361	6.58%	$5,824	5.91%	$27,351	4.46%	$4,077	6.13%	$106,653	5.60%

Non-performing loans											3,426
Loans in process											1,919

Total gross loans											$111,998

The following table sets forth our fixed- and adjustable-rate loans at December 31, 2008 that are contractually due after December 31, 2009. Loans are presented net of loans in process.

	Due After December 31, 2009
	Fixed	Adjustable		Total
	(In thousands)
Real Estate:
One- to four-family	$13,901	$24,956	(1)	$38,857
Multi-family, commercial real estate and land	17,354	4,443		21,797
Construction	—	—		—

Total real estate loans	31,255	29,399		60,654
Consumer and other loans:
Home equity lines-of-credit, automobile, and other	7,986	16,373		24,359
Commercial business	1,249	966		2,215

Total consumer and other loans	9,235	17,339		26,574

Total	$40,490	$46,738		$87,228

(1)	Includes loans which are fixed for a period of three to five years and then adjust.

Loan Approval Procedures and Authority. Pursuant to federal law, the aggregate amount of loans that Ben Franklin Bank of Illinois is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Ben Franklin Bank of Illinois’ unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2008, based on the 15% limitation, Ben Franklin Bank of Illinois’ loans-to-one-borrower limit was approximately $1.9 million. On the same date, Ben Franklin Bank of Illinois had no borrowers with outstanding balances in excess of this amount. As of December 31, 2008, the largest dollar amount outstanding to one borrower, or group of related borrowers, was $1.8 million and was secured by multi-family and commercial real estate. The loans were performing in accordance with their terms at December 31, 2008. In addition, as of the same date, we had one other lending relationship with an outstanding balance over $1.5 million and six other relationships with outstanding balances over $1.0 million.

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

Our senior lending officer has approval authority for real estate loans of up to $350,000 and home equity loans of up to $250,000. Real estate loans and home equity loans above those amounts require the approval of our President. Our senior lending officer has approval authority for secured commercial loans up to $300,000, construction loans up to $350,000 and secured consumer loans of up to $250,000. Secured commercial loans, construction loans and secured consumer loans above those amounts require approval of our President. Real estate loans over $500,000, home equity, secured commercial and secured consumer loans over $400,000, and construction loans over $500,000 each require the approval of our Board Loan Committee. Loans in excess of $1.0 million require approval by our board of directors. In addition, all loans are ratified by our board of directors.

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

One- to Four-Family Residential Real Estate Lending. The cornerstone of our lending program has long been the origination or purchase of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 2008, $42.8 million, or 38.2% of our gross loan portfolio consisted of permanent loans on one- to four-family residences. At that date, our average outstanding one- to four-family residential loan balance was $164,000 and our largest outstanding residential loan had a principal balance of $1.1 million. Virtually all of the residential loans we originate are secured by properties located in our market area. See “—Originations, Sales and Purchases of Loans.”

Due to consumer demand, most of our originations are 15- to 30-year fixed-rate loans secured by one- to four-family residential real estate. We generally originate our fixed-rate one- to four-family residential loans in accordance with secondary market standards to permit their sale. At December 31, 2008, we had $4.3 million of fixed-rate residential loans with original contractual maturities of 10 years or less, $6.0 million of fixed-rate residential loans with original contractual maturities between 10 and 20 years and $6.3 million of fixed-rate residential loans with original contractual maturities in excess of 21 years in our portfolio.

We monitor the volume and rate of our fixed-rate one- to four-family residential mortgage loans to help ensure compliance with our asset/liability management policy. As a result, during recent years, we have sold much of our long-term fixed-rate one- to four-family residential loan production with the servicing released. Depending on asset/liability management considerations and market conditions, we also may take applications for long-term residential fixed-rate residential loans made by larger national mortgage lenders in order to earn fee income and maintain a relationship with our customers. Currently, we are satisfying the customer demand for fixed-rate loans by taking applications for such loans for other lenders.

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

At times our efforts to originate adjustable-rate one- to four-family residential mortgage loans have not been sufficient to meet asset/liability management objectives. Accordingly, we have purchased pools of such loans from local institutions. Our last purchase of such loans was August of 2007. As of December 31, 2008, $23.0 million of our one- to four-family residential loans were acquired from other institutions. While borrower preference appears to favor fixed rates for one- to four-family residential mortgage loans given the historically low market rates, we still intend to offer these products through our own origination efforts to help meet asset/liability objectives.

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. Also, many of our adjustable-rate one- to four-family residential loans have fixed rates of interest for an initial period of up to seven years. As a result, the effectiveness of adjustable-rate mortgage loans may be limited during periods of rapidly rising interest rates. At December 31, 2008, $26.2 million, or 61.2 % of our one- to four-family residential loans, had adjustable rates of interest.

We evaluate both the borrower’s ability to make principal, interest and escrow payments and the value of the property that will secure the loan. Residential mortgage loans do not currently include prepayment penalties, are non-assumable and do not produce negative amortization. Our residential mortgage loans customarily include due-on-sale clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells the property subject to the mortgage. We currently originate residential mortgage loans for our portfolio with loan-to-value ratios of up to 80% for owner-occupied one- to four-family homes and up to 75% for non-owner occupied homes. At December 31, 2008, we had four single-family loans with an aggregate outstanding balance of $719,000 which were 90 days or more delinquent, all of which are in non-accrual status.

Multi-Family Real Estate Lending. During recent years, we have increased our multi-family real estate lending. Most of our originated loans are located in our primary market area. At December 31, 2008, we had $14.3 million in multi-family real estate loans, representing 12.7% of the gross loan portfolio.

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

At December 31, 2008, our largest multi-family loan had a balance of $1.4 million and was secured by three apartment buildings totaling 60 units. At December 31, 2008 this loan was performing in accordance with its terms.

Multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. At December 31, 2008, we had one multi-family loan with an outstanding balance of $511,000 which was 90 days or more delinquent and in non-accrual status.

Commercial Real Estate Lending. In recent years, we have sought to increase our commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed-use and other commercial properties. At December 31, 2008, we had $14.0 million in commercial real estate loans, representing 12.5% of our gross loan portfolio.

Our commercial real estate loans generally have interest rates which are fixed for the first five years and then adjust at one to five year intervals thereafter. While such loans may have amortization schedules of up to 25 years, most of such loans have maturities of ten years or less. The maximum loan-to-value ratio of our commercial real estate loans is generally 75%. At December 31, 2008, our largest commercial real estate loan totaled $1.1 million and was secured by a commercial industrial building. At December 31, 2008, this loan was 60 days past due.

Set forth below is information regarding our commercial real estate loans at December 31, 2008.

Type of Loan	Number of Loans	Balance
		(Dollars in thousands)
Office	7	$2,934
Industrial	4	2,745
Retail	6	2,416
Mixed use	12	4,752
Other	3	1,139

Total	32	$13,986

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

Loans secured by commercial real estate generally are larger than one- to four-family residential loans and involve greater credit risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate. At December 31, 2008, we had two commercial real estate loans with a total outstanding balance of $1.3 million which were 90 days or more delinquent and in non-accrual status.

Construction and Land Lending. We make construction loans to builders and developers for the construction of one- to four- and multi-family residential units and to individuals for the construction of their primary or secondary residence. We also make a limited amount of land loans to developers, primarily for the purpose of developing residential subdivisions. At December 31, 2008, our construction loans totaled $8.5 million representing 7.6% of the gross loan portfolio and our land loans totaled $1.0 million representing 0.9% of the gross loan portfolio.

At December 31, 2008, our largest outstanding one- to four-family residential construction loan commitment was for $1.3 million of which $675,000 was outstanding. At December 31, 2008 this loan had matured, although the borrower continues to pay interest and the property is under contract for sale.

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

We make loans to builders and developers “on speculation” to finance the construction of residential property where an independent appraisal shows that a ready market exists for the property as completed. Such loans generally have adjustable interest rates based upon the prime rate as published in the Wall Street Journal with terms from six months to two years. The proceeds of the loan are advanced during construction based upon the percentage of completion as determined by an inspection. The loan amount normally does not exceed 80% of projected completed value for homes that have been pre-sold to the ultimate occupant. For loans to builders for the construction of homes not pre-sold, which may carry a higher risk, the loan-to-value ratio is generally limited to 75%. Whether we are willing to provide permanent takeout financing to the purchaser of the home is determined independently of the construction loan by a separate underwriting process. At December 31, 2008, we had construction loans with outstanding aggregate balances of $4.3 million secured by one- to four-family residential property built on speculation.

We also make construction loans for commercial development projects such as multi-family, apartment and small retail and office buildings. These loans generally have an interest-only phase during construction then convert to permanent financing. Disbursements of construction loan funds are at our discretion based on the progress of construction. The maximum loan-to-value ratio limit applicable to these loans is generally 75%. At December 31, 2008, we had construction loans with an outstanding aggregate balance of $2.0 million and $41,000 of undrawn commitments which were secured by multi-family residential or commercial property.

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

The table below sets forth, by type of security property, the number and amount of our construction and land loans at December 31, 2008, all of which are secured by properties located in our market area.

	Number of Loans	Loans in Process	Net Principal Balance	Non-Performing
	(Dollars in thousands)
One- to four-family construction	7	$1,611	$4,288	$899
Multi-family construction	2	41	2,031	—
Residential land	1	166	404	—

Total construction and land loans	10	$1,818	$6,723	$899

Construction and land lending generally affords us an opportunity to receive higher origination and other loan fees. In addition, such loans are generally made for relatively short terms. Nevertheless, construction and land lending to persons other than owner-occupants is generally considered to involve a higher level of credit risk than one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions (including the current recessionary economy and adverse real estate market) on construction projects, real estate developers and managers. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. Our risk of loss on a construction or land loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. When loan payments become due, the cash flow from the property may not be adequate to service the debt. In such cases, we may be required to modify the terms of the loan.

We anticipate construction loan originations to decrease in 2009 in light of adverse conditions in the local real estate market and of its impact on development activity.

Home Equity Lending. We originate variable-rate home equity lines-of-credit and, to a lesser extent, fixed- and variable-rate loans secured by a lien on the borrower’s primary residence. Our home equity products are limited to 85% of the property value less any other mortgages. We use the same underwriting standards for home equity lines-of-credit and loans as we use for one- to four-family residential mortgage loans. Our home equity line-of-credit product carries an interest rate tied to the prime rate published in the Wall Street Journal with a margin that ranges from prime to prime minus 125 basis points. The product has a rate ceiling of 17.5%. Our home equity line-of-credit loans originated in 2008 have a rate floor of 4.00% or 5.00%. We currently offer home equity loans with terms that amortize over a period of up to seven years. Our home equity lines-of-credit provide for an initial draw period of up to seven years, with monthly payments of interest calculated on the outstanding balance. At the end of the initial seven years, the line may be paid in full or restructured at our then current home equity program. A prepayment penalty is assessed if the line is closed within one year.

At December 31, 2008, we had $16.6 million or 14.8% of gross loans in home equity loans and outstanding advances under home equity lines and an additional $16.1 million of funds committed, but not advanced, under the home equity lines-of-credit. We intend to continue promoting the equity line-of-credit product as an important piece of our loan portfolio and to help us manage our asset/liability position in 2009.

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

Commercial business loans are made with terms usually less than five years with either variable or fixed rates of interest. Variable rates are based on the prime rate plus a margin. Fixed-rate commercial business loans are set at a margin above prime rate. At December 31, 2008, we had $4.1 million of commercial business loans outstanding, representing 3.6% of the gross loan portfolio.

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

At December 31, 2008, our largest commercial business loan relationship was a $979,000 loan with a commercial leasing company. At December 31, 2008, this loan was performing in accordance with its terms. We intend to remain an active commercial business lender in the future.

Consumer Lending. In an effort to expand our consumer loan portfolio and increase the overall yield on our loan portfolio, we entered into an agreement with a local institution in 2007 to purchase approximately $1.0 million per month of loans on new and used automobiles. Prior to entering into the agreement, we reviewed the knowledge and experience of the institution’s management in this area, the underwriting standards, and their historical loss rates. We also had discussions with other investors. For 2008, we agreed to purchase approximately $750,000 per month from the same seller under a similar agreement. In July of 2008, we suspended new purchases under this agreement based on the review of risk concentrations in our portfolio, liquidity requirements, and the economic conditions. We may resume purchases in the future based on our portfolio concentrations and the economic environment.

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

The seller is responsible for dealer relationships and the monitoring of their performance. The seller performs all servicing functions including the collection of principal, interest, and fees as well as repossessions and recoveries. We also perform ongoing quarterly reviews of loan files and review operational procedures as part of our internal audit function. For 2008, we purchased $5.3 million of such loans. At December 31, 2008, we had approximately $10.5 million of automobile loans outstanding, representing 9.4% of our gross loan portfolio.

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances as well as the current slowing economy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2008, we had $19,000 of repossessed automobiles. There were two automobile loans totaling $15,000 that were non-performing at December 31, 2008. While the current amount of our repossessed assets and non-performing consumer loans is low, there can be no assurance that delinquencies in our consumer loan portfolio will not increase in the future.

Originations, Purchases and Sales of Loans

We originate real estate and other loans through marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys. We currently offer incentives to employees for loan referrals. We also employ commissioned loan originators to assist in the process of obtaining loans.

We sell loans based on asset/liability, risk-sharing and regulatory considerations. For instance, we may sell participation interests in our large, multi-family and commercial real estate loans in order to diversify our risk. At December 31, 2008, we serviced $365,000 of multi-family mortgage loans and $139,000 of residential mortgage loans for others.

We purchase loans from third parties to supplement loan production. In particular, we may purchase loans of a type which are not available to us with favorable terms in our own market area. For instance, during 2008, in accordance with our asset/liability policy, we purchased $5.3 million of automobile loans, $2.3 million of commercial real estate and construction loans, and $1.1 million in commercial loans. In addition, we have purchased on occasion participations in income-producing property and other loans. We generally use the same underwriting and approval standards in evaluating loan purchases as we do in originating loans except for the automobile purchases which follows the originating institution’s standards. At December 31, 2008, approximately $41.4 million of our loan portfolio was serviced by others. While we intend to focus on internally generated originations, we may continue to purchase participations in commercial real estate loans with other financial institutions.

The following table shows our loan origination, purchase, sale and principal repayment activity during the periods indicated. Loans are presented net of loans in process and the allowance for loan losses.

	Years Ended December 31,
	2008	2007
	(In thousands)
Total loans at beginning of period	$105,036	$90,574
Loans originated:
Real estate:
One- to four-family	6,901	3,097
Multi-family	2,781	2,615
Commercial	1,478	3,948
Construction	3,273	6,199
Land	66	—
Consumer and other loans:
Commercial business	1,338	1,216
Other	25	70

Total loans originated	15,862	17,145
Loans purchased:
One- to four-family	—	4,691
Multi-family, commercial real estate, and construction	2,286	47
Commercial business	1,130	300
Automobile	5,291	10,444

Total loans purchased	8,707	15,482
Add (Deduct)
Principal repayments	(26,883)	(20,206)
Loan sales	—	—
Home equity lines-of-credit net	7,528	2,287
Provision for loan losses	(197)	(33)
Net other	(294)	(213)

Net loan activity	4,723	14,462

Total loans at end of period	$109,759	$105,036

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

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure it is classified as foreclosed real estate until it is sold. The real estate is recorded at estimated fair value at the date of acquisition, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Subsequent decreases in the value of the property are charged to operations through the creation of a valuation allowance. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

Delinquent Loans. The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	Loans Delinquent For						Total
	30-59 Days		60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2008
Real estate:
One- to four-family	—	$—	1	$299	4	$719	5	$1,018
Multi-family	—	—	—	—	1	511	1	511
Commercial	2	1,279	—	—	2	1,282	4	2,561
Construction	—	—	—	—	1	899	1	899
Land	—	—	—	—	—	—	—	—
Consumer and other loans:
Home equity lines-of-credit	—	—	—	—	—	—	—	—
Automobile	4	55	2	34	2	15	8	104
Commercial business	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—

Total	6	$1,334	3	$333	10	$3,426	19	$5,093

At December 31, 2007
Real estate:
One- to four-family	1	$206	—	$—	—	$—	1	$206
Multi-family	—	—	—	—	1	267	1	267
Commercial	1	368	—	—	—	—	1	368
Construction	—	—	—	—	—	—	—	—
Land	—	—	—	—	—	—	—	—
Consumer and other loans:
Home equity lines-of-credit	—	—	—	—	—	—	—	—
Automobile	—	—	—	—	—	—	—	—
Commercial business	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—

Total	2	$574	—	$—	1	$267	3	$841

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of Thrift Supervision to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish specific loss allowances in an amount deemed prudent by management to cover probable incurred losses. General allowances represent loss allowances which have been established to cover probable incurred losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, who may order the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports with the Office of Thrift Supervision and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

On the basis of this review of our assets, our classified or special mention assets at the dates indicated were as follows:

	At December 31,
	2008	2007
	(In thousands)
Substandard (repossessed assets)	$19	$353
Substandard	3,426	267
Doubtful	—	—
Loss	—	—
Special mention	1,124	—

Total classified and special mention assets	$4,569	$620

Non-Performing Assets. We cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans generally is applied against principal. For the year ended December 31, 2008, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $198,000. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no troubled debt restructurings (loans for which a portion of interest or principal has been forgiven and loans modified at interest rates less than current market rates).

	At December 31,
	2008	2007
	(Dollars in thousands)
Non-accrual loans:
Real estate:
One- to four-family	$719	$—
Multi-family	511	—
Commercial	1,282	—
Construction	899	267
Land	—	—
Consumer and other loans:
Home equity lines-of-credit	—	—
Automobile	15	—
Commercial business	—	—
Other	—	—
Total consumer and other loans	—	—

Total non-accrual loans	$3,426	$267

Loans greater than 90 days delinquent and still accruing:
Real estate:
One- to four-family	$—	$—
Multi-family	—	—
Commercial	—	—
Construction	—	—
Land	—	—

Total real estate loans	$—	$—

Consumer and other loans:
Home equity lines-of-credit	—	—
Automobile	—	—
Commercial business	—	—
Other		—

Total consumer and other loans	$—	$—

Total loans greater than 90 day delinquent and still accruing	$—	$—

Total non-performing loans	$3,426	$267

Foreclosed assets:
One- to four-family	$—	$—
Multi-family	—	—
Commercial	—	320
Construction	—	—
Land
Consumer	19	33
Business assets		—

Total foreclosed assets	19	353

Total non-performing assets	$3,445	$620

Ratios:
Non-performing loans to total loans	3.10%	0.25%
Non-performing assets to total assets	2.77%	0.53%

At December 31, 2008 our largest non-performing loans included loans collateralized by a six unit apartment building which is partially rented, a recently completed single-family residence, a commercial building which is partially leased, and a loan secured by land. The economic downturn and decline in real estate values has impacted the borrowers’ ability to generate revenues sufficient to meet their debt obligations. At December 31, 2008 foreclosure proceedings have been initiated on the commercial real estate property and single-family residence. All of the collateral is located in the Chicago metropolitan area.

At December 31, 2008, there were no other loans or other assets that are not disclosed on the table or disclosed as classified or special mention, where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses. Our allowance for loan losses is the amount considered necessary to absorb probable incurred losses in our loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (1) specific allowances for identified problem loans and (2) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Specific Allowances for Identified Problem Loans. We establish a specific allowance when loans are determined to be impaired. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less selling expenses. Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$495	$508

Total charge-offs	109	46

Total recoveries	1	—

Provision for loan losses	197	33

Balance at end of year	$584	$495

Ratios:
Net charge-offs to average loans outstanding (annualized)	0.10%	0.05%
Allowance for loan losses to non-performing loans at end of period	17.05%	185.39%
Allowance for loan losses to total loans at end of period	0.53%	0.47%

Charge-offs in 2008 consisted of $72,000 on a construction loan and $37,000 on automobile loans. Recoveries in 2008 were on automobile loans. In 2007, charge-offs consisted of $43,000 on a commercial real estate loan and $3,000 on automobile loans.

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

	At December 31,
	2008			2007
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total
	(Dollars in thousands)
Real Estate:
One- to four-family	$42	$42,759	38.17%	$69	$46,870	42.97%
Multi-family	185	14,253	12.73	78	11,623	10.65
Commercial	172	13,986	12.49	191	15,924	14.60
Construction	61	8,541	7.63	46	11,761	10.78
Land	11	1,016	0.91	17	1,369	1.25

Total Real Estate	471	80,555	71.93	401	87,547	80.25

Consumer and other:
Home equity lines-of-credit	17	16,610	14.83	35	9,081	8.32
Commercial business	49	4,077	3.64	41	3,341	3.06
Automobile	47	10,519	9.39	18	9,097	8.34
Other	—	237	0.21	—	36	0.03

Total consumer and other	113	31,443	28.07	94	21,555	19.75

Total loans	$584	$111,998	100.00%	$495	$109,102	100.00%

At December 31, 2008, our allowance for loan losses represented 0.53% of total gross loans and 17.05% of nonperforming loans. During 2008, $109,000 was charged to the allowance for loan losses and a provision of $197,000 was added resulting in a balance in our allowance for loan losses of $584,000 at December 31, 2008 as compared to $495,000 at December 31, 2007.

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

We maintain minimum levels of liquid assets to help ensure we have adequate cash to fund anticipated needs. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Cash flow projections are reviewed and updated regularly to assure that adequate liquidity is maintained. Our level of liquidity is a result of management’s asset/liability strategy.

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

While a federal agency, a government sponsored enterprise guarantee or a high credit rating may indicate a relatively high degree of protection against default, such guarantees and ratings do not protect the securities from declines in value based on changes in interest rates or prepayment speeds. Reflecting our policy of maintaining a substantial portfolio of investments having short to medium terms to repricing or maturity, our mortgage-backed pass-through securities portfolio at December 31, 2008 included $1.2 million of adjustable-rate mortgage-backed securities.

Mortgage-Backed Securities Portfolio Composition. The following table sets forth the composition of our mortgage-backed securities portfolio at the dates indicated.

	At December 31,
	2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities available for sale:
Pass-through securities:
FNMA	$2,186	$2,213	$2,776	$2,759
FHLMC	413	411	468	457
GNMA	488	477	640	642

Total mortgage-backed securities available for sale	$3,087	$3,101	$3,884	$3,858

Mortgage-Backed Securities Activity. The following table sets forth mortgage-backed securities purchases, sales and principal repayments for the periods indicated.

	For the Years Ended December 31,
	2008	2007
	(In thousands)
Total at beginning of period	$3,884	$4,928
Mortgage-backed securities purchased:
Pass-through	—	—
Principal repayments	(786)	(1,028)
Sales	—	—
(Amortization)Accretion	(11)	(16)

Net activity	(797)	(1,044)

Total at end of period	$3,087	$3,884

Mortgage-Backed Securities Portfolio Maturities and Yields. The following table sets forth the contractual maturities and weighted average yields of our mortgage-backed securities portfolio at December 31, 2008. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Mortgage-backed securities available for sale:
Pass-through securities:
FNMA	$—	—%	$—	—%	$681	4.72%	$1,505	4.64%	$2,186	$2,213	4.66%
FHLMC	—	—	—	—	—	—	413	4.12	413	411	4.12
GNMA	—	—	—	—	—	—	488	4.79	488	477	4.79

Total mortgage-backed securities available for sale	$—	—%	$—	—%	$681	4.72%	$2,406	4.58%	$3,087	$3,101	4.61%

Federal agency and government sponsored enterprise mortgage-backed securities carry a yield generally lower than that of the corresponding type of residential loan due to a guarantee fee and the retention of a servicing spread by the loan servicer. Accordingly, if the proportion of our assets consisting of mortgage-backed securities increases, our asset yields would likely be somewhat adversely affected. We will evaluate mortgage-backed securities purchases in the future based on our asset/liability objectives, market conditions and alternative investment opportunities.

Other Securities. During recent years, our investment in securities other than mortgage-backed securities, cash and cash equivalents, and Federal Home Loan Bank of Chicago stock have been quite limited. However, in the future, depending on asset/liability management considerations and market considerations, we may determine to invest in other securities including securities issued by the U.S. Treasury, U.S. Government sponsored entities, and U.S Government agencies, corporate debt securities and, to a lesser extent, corporate equity securities.

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

The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At December 31,
	2008			2007
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Demand and NOW deposits	$7,667	7.56%	0.33%	$9,435	9.91%	0.40%
Money market deposits	8,813	8.69	1.10	9,625	10.11	1.79
Regular and other savings	7,584	7.47	0.42	7,788	8.18	0.57

Total transaction and savings accounts	24,064	23.72	0.64	26,848	28.20	0.95
Certificates of deposit	77,401	76.28	3.68	68,343	71.80	4.78

Total deposits	$101,465	100.00%	2.96%	$95,191	100.00%	3.70%

The following table sets forth our deposit activities for the periods indicated.

	Years Ended December 31,
	2008	2007
	(In thousands)
Beginning balance	$95,191	$100,193
Net deposits (withdrawals) before interest credited	3,208	(8,453)
Interest credited	3,066	3,451

Net increase (decrease) in deposits	6,274	(5,002)

Ending balance	$101,465	$95,191

As of December 31, 2008, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $18.4 million. The following table sets forth the maturity of these certificates as of December 31, 2008.

At December 31, 2008
(In thousands)
Three months or less	$3,851
Over three months through six months	2,340
Over six months through one year	4,627
Over one year	7,569

Total	$18,387

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

From time to time during recent years, we have utilized short-term borrowings to fund loan demand and meet liquidity needs. We have also used borrowings where market conditions permit to purchase securities of a similar duration in order to increase our net interest income by the amount of the spread between the asset yield and the borrowing cost. Finally, from time to time, we have obtained advances with terms of three years or more to extend the term of our liabilities.

Our borrowings currently consist solely of advances from the Federal Home Loan Bank of Chicago. At December 31, 2008, we had access to additional Federal Home Loan Bank advances of up to $28.3 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances with terms of one year or less at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2008	2007
	(Dollars in thousands)
Balance at end of period	$6,500	$4,500
Average balance during period	6,199	2,863
Maximum outstanding at any month end	10,500	4,500
Weighted average interest rate at end of period	4.41%	4.65%
Average interest rate during period	4.17	4.71

Subsidiary and Other Activities

Other than Ben Franklin Bank of Illinois, Ben Franklin Financial, Inc. has no subsidiaries.

Personnel

As of December 31, 2008, we had 27 full-time employees and one part-time employee. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

Expense and Tax Allocation

Ben Franklin Bank of Illinois has entered into an agreement with Ben Franklin Financial, Inc. and Ben Franklin Financial, MHC to provide them with certain administrative support services for compensation not less than the fair market value of the services provided. In addition, Ben Franklin Bank of Illinois, Ben Franklin Financial, Inc. and Ben Franklin Financial, MHC have entered into an agreement to establish a method for allocating and for reimbursing the payment of their consolidated tax liability.

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

At December 31, 2008, our total federal and Illinois pre-1988 base year tax bad debt reserve was approximately $397,000. Under current law, pre-1988 federal base year reserves remain subject to recapture if a thrift institution makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a thrift or bank charter.

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

Net Operating Loss Carryovers. Generally we may carry back federal net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2008, we had no net operating loss carryforwards for federal income tax purposes.

Corporate Dividends-Received Deduction. Ben Franklin Financial, Inc. may exclude from its income 100% of dividends received from Ben Franklin Bank of Illinois as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated return, and owns more than 20% of the stock. A corporation receiving a dividend may deduct only 70% of dividends if the corporation owns less than 20% of the dividend paying corporation.

State and Local Taxation

Illinois State Taxation. Ben Franklin Financial, Inc., and Ben Franklin Bank of Illinois are required to file Illinois income tax returns and pay tax at a stated tax rate of 7.30% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations. As of December 31, 2008, we have net operating losses of approximately $1.4 million which are being carried forward and available to reduce future taxable income. These carryforwards expire beginning 2015 through 2022.

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

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% assigned by the Office of Thrift Supervision based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings but excluding accumulated other comprehensive income), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. At December 31, 2008, Ben Franklin Bank of Illinois’ capital exceeded all applicable requirements.

Loans to One Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2008, Ben Franklin Bank of Illinois was in compliance with the loans-to-one borrower limitations.

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

“Qualified thrift investments” includes various types of loans made for residential housing purposes, investments related to such purposes, including certain mortgage-backed and related securities, and loans for personal, family, household and certain other purposes up to a limit of 20% of portfolio assets. “Qualified thrift investments” also include 100% of an institution’s credit card loans, education loans and small business loans. Ben Franklin Bank of Illinois also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings bank that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions. At December 31, 2008, Ben Franklin Bank of Illinois qualified under the thrift lender test.

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

Transactions with Related Parties. A federal savings bank’s authority to engage in transactions with its “affiliates” is limited by Office of Thrift Supervision regulations and by Sections 23A and 23B of the Federal Reserve Act and its implementing regulations. The term “affiliate” for these purposes generally means any company that controls or is under common control with an institution or a financial subsidiary or depository institution subsidiary of an institution. Ben Franklin Financial, Inc. is an affiliate of Ben Franklin Bank of Illinois. In general, transactions with affiliates must be on terms that are as favorable to the savings bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings bank’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings bank. In addition, Office of Thrift Supervision regulations prohibit a savings bank from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.

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

At December 31, 2008, Ben Franklin Bank of Illinois met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Deposit accounts at the Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the Federal Deposit Insurance Corporation increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2009. In addition, certain non-interest-bearing transaction accounts maintained with financial institutions participating in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until December 31, 2009. The Bank has opted to participate in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program. See “—Temporary Liquidity Guarantee Program.”

The Federal Deposit Insurance Corporation imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of the institution’s deposits. On December 22, 2008, the Federal Deposit Insurance Corporation published a final rule that raises the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009. On February 27, 2009, the Federal Deposit Insurance Corporation issued a final rule that would also alter the way the Federal Deposit Insurance Corporation calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the rule, the Federal Deposit Insurance Corporation would first establish an institution’s initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 12 to 45 basis points. The Federal Deposit Insurance Corporation would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from 7 to 77.5 basis points of the institution’s deposits. Additionally, the Federal Deposit Insurance Corporation issued an interim final rule that would impose a special 20 basis points assessment on June 30, 2009, which would be collected on September 30, 2009. The Federal Deposit Insurance Corporation has indicated that it would reduce the special assessment 10 basis point if Congress expands the FDIC’s borrowing authority. Future special assessments could also be assessed.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not currently know of any practice, condition or violation that might lead to termination of our deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2008, the annualized FICO assessment was equal to 1.10 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program. On October 14, 2008, the Federal Deposit Insurance Corporation announced a new program – the Temporary Liquidity Guarantee Program. This program has two components. One guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The Federal Deposit Insurance Corporation will pay the unpaid principal and interest on a Federal Deposit Insurance Corporation-guaranteed debt instrument upon the uncured failure of the participating entity to make a timely payment of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. In return for the Federal Deposit Insurance Corporation’s guarantee, participating institutions will pay the Federal Deposit Insurance Corporation a fee based on the amount and maturity of the debt. The Bank opted not to participate in this component of the Temporary Liquidity Guarantee Program.

The other component of the program provides full federal deposit insurance coverage for non-interest bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in non-interest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. The Bank opted to participate in this component of the Temporary Liquidity Guarantee Program.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. The Emergency Economic Stabilization Act of 2008 was enacted in October 2008 and provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program, Capital Purchase Program (“CPP”), which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department. We have applied for participation in the CPP, however, we have not determined if we will accept the funds if approved.

In addition, the current economic crisis has generated new federal legislation, including the American Recovery and Reinvestment Act of 2009 (“ARRA”), which has created new corporate governance reporting obligations, as well as compensation and financial restrictions, on banks and financial services companies receiving federal assistance pursuant to this statute and the TARP Capital Purchase Program. There can be no assurance that some of these restrictions may be applied more broadly in the future to financial institutions that are not receiving federal assistance. Moreover, it is likely that additional legislation will be enacted in the future affecting the regulation of financial institutions and their holding companies.

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

Federal Home Loan Bank System. Ben Franklin Bank of Illinois is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Chicago, Ben Franklin Bank of Illinois is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2008, Ben Franklin Bank of Illinois was in compliance with this requirement.

Federal Reserve System

The Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal (NOW) and regular checking accounts. At December 31, 2008, Ben Franklin Bank of Illinois was in compliance with these reserve requirements.

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

ITEM 1A. Risk Factors

Not applicable to a smaller reporting company.

ITEM 1B. Unresolved Staff Comments

Not applicable to a smaller reporting company.

ITEM 2. Properties

As of December 31, 2008, the net book value of our properties was $0. The following is a list of our current offices:

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main Office:

830 East Kensington Road Arlington Heights, Illinois	Leased	2007	9,182	—

Branch Office:

3148 Kirchoff Road Rolling Meadows, Illinois	Leased	1991	3,300	—

In December, 2007, we opened our new main office located at 830 East Kensington Road, Arlington Heights, Illinois as part of the redevelopment of the commercial center in which we are located. Our new main office accommodates drive up facilities which we did not have previously. With the move to our new office we closed our branch office in Arlington Heights at the end of December 2007, combining the operations with the new main office. In September of 2008, we completed the sale of the branch office which resulted in a gain of $129,000.

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

Our depositor and customer records are maintained by an outside data processing firm. The net book value of our data processing and computer equipment at December 31, 2008 was $19,000.

For information regarding Ben Franklin Financial, Inc.’s investment in mortgages and mortgage-related securities, see “Item 1. Business” herein.

ITEM 3. Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At December 31, 2008, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of the year under report.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our common stock is traded on the OTC Electronic Bulletin Board under the symbol “BFFI.OB” The approximate number of holders of record of Ben Franklin Financial, Inc.’s common stock as of December 31, 2008 was 162. Certain shares of Ben Franklin Financial, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Ben Franklin Financial, Inc.’s common stock for the last two years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The following information was provided by the OTC Electronic Bulletin Board.

Fiscal 2008	High Bid	Low Bid	Dividends
Quarter ended December 31, 2008	$7.05	$5.75	$0.00
Quarter ended September 30, 2008	7.80	5.25	0.00
Quarter ended June 30, 2008	10.00	7.80	0.00
Quarter ended March 31, 2008	9.35	7.00	0.00

Fiscal 2007	High Bid	Low Bid	Dividends
Quarter ended December 31, 2007	$9.90	$8.00	$0.00
Quarter ended September 30, 2007	10.50	9.25	0.00
Quarter ended June 30, 2007	10.75	10.25	0.00
Quarter ended March 31, 2007	11.05	10.51	0.00

Dividend payments by Ben Franklin Financial, Inc. are dependent primarily on dividends it receives from Ben Franklin Bank of Illinois, because Ben Franklin Financial, Inc. will have no source of income other than dividends from Ben Franklin Bank of Illinois and interest payments with respect to Ben Franklin Financial, Inc.’s loan to the Employee Stock Ownership Plan. For a discussion of the restrictions on the ability of Ben Franklin Bank of Illinois to pay dividends to Ben Franklin Financial, Inc., please see “Item 1. Business—Supervision and Regulation —Capital Distributions.”

(b) Not applicable.

(c) Set forth below is information relating to Ben Franklin Financial, Inc.’s common stock repurchase activity during the fourth quarter of 2008.

Month	Total Number of Shares Purchased		Average Price Paid per share	Total shares purchased as part of a publicly announced program or plan	Maximum number of shares that may yet be purchased under the program or plan
October	500		$6.08	500	26,384
November	1,500		7.00	1,500	24,884
December	18,734	[1]	6.79	18,600	6,284

(1)	Includes 134 shares repurchased pursuant to the exercise of put options by terminated participants of the Ben Franklin Bank of Illinois Employee Stock Ownership Plan

Set forth below is information as of December 31, 2008 regarding equity compensation plans.

Plan	Number of securities to be issued upon exercise of outstanding options and rights		Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	121,216	[1]	$9.36	14,869	[2]
Equity compensation plans not approved by stockholders	—		—	—
Total	121,216		$9.36	14,869

(1)	Includes options to issue 86,740 shares and 34,476 shares of restricted stock
(2)	Includes options to issue 10,464 shares and 4,405 shares of restricted stock

ITEM 6. Selected Financial Data

Not applicable to a smaller reporting company.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The summary information presented below at each date or for each of the periods presented is derived in part from the financial statements of Ben Franklin Financial, Inc. The financial condition data at December 31, 2008 and 2007, and the operating data for the years ended December 31, 2008 and 2007 are derived from the audited financial statements of Ben Franklin Financial, Inc. The following information is only a summary, and should be read in conjunction with our financial statements and notes beginning on page 55 of this annual report on Form 10-K.

	At December 31,
	2008	2007
	(in thousands)
Selected Financial Condition Data:

Total assets	$124,240	$116,890
Cash and cash equivalents	7,950	3,769
Loans receivable, net	109,759	105,036
Securities	3,101	3,858
Deposits	101,465	95,191
FHLB advances	6,500	4,500
Equity	15,417	15,779

	For the Year Ended December 31,
	2008	2007
	(in thousands)
Selected Operating Data:

Interest and dividend income	$6,353	$6,891
Interest expense	3,319	3,729

Net interest income	3,034	3,162
Provision for loan losses	197	33

Net interest income after provision for loan losses	2,837	3,129
Non-interest income	253	187
Non-interest expense	3,415	3,220

Income (loss) before income tax expense (benefit)	(325)	96
Income tax expense (benefit)	(130)	45

Net income (loss)	$(195)	$51

	At or For the Years Ended December 31,
	2008	2007
Selected Financial Ratios and Other Data:

Performance Ratios:
Return on assets (ratio of net income (loss) to average total assets)	(0.17)%	0.04%
Return on equity (ratio of net income (loss) to average equity)	(1.24)%	0.32%
Interest rate spread (1)	2.23%	2.24%
Net interest margin (2)	2.67%	2.80%
Efficiency ratio (3)	107.49%	96.15%
Non-interest expense to average total assets	2.90%	2.79%
Average interest-earning assets to average interest-bearing liabilities	114.81%	116.98%
Loans to deposits	108.75%	110.86%

Asset Quality Ratios:
Non-performing assets to total assets	2.77%	0.53%
Non-performing loans to total loans	3.10%	0.25%
Allowance for loan losses to non-performing loans	17.05%	185.39%
Allowance for loan losses to total loans	0.53%	0.47%

Capital Ratios:
Equity to total assets at end of period	12.41%	13.50%
Average equity to average assets	13.36%	13.67%

Other Data:
Number of full service offices	2	2

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	Represents net interest income as a percent of average interest-earning assets for the period.
(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income excluding net gains (losses) on the sale of other assets.

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, mortgage-backed and other securities, and other interest-earning assets (primarily interest-earning deposits), and the interest paid on our interest-bearing liabilities, consisting primarily of savings and transaction accounts, certificates of deposit, and Federal Home Loan Bank of Chicago advances. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of deposit service charges and loan origination service fees charged, gains on sale of assets, and miscellaneous other income. Non-interest expense consists primarily of compensation and employee benefits, occupancy and equipment expenses, data processing, professional fees, and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

To achieve our growth and profitability objectives, management will continue, subject to market conditions, to focus on expanding multi-family, home equity lines-of-credit, commercial real estate and commercial lending while maintaining our current level of one- to four-family residential lending. We also anticipate, depending on the real estate market and economic conditions, continuing construction lending. In addition, we may resume purchases of automobile loans when market conditions improve. The current weak economic environment has resulted in the contraction of real estate activity and has many businesses facing financial pressures, and thus will present challenges to our growth objectives. While we believe growth is essential for our future profitability, we intend to carefully monitor our underwriting standards and the concentration levels within our loan portfolio to minimize our exposure to credit risks. Continued weakness in the economy and customer demand may result in lower origination activity in 2009.

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

Stock Based Compensation In 2008, we began granting restricted stock awards and stock options to purchase our common stock to our employees and directors under the Ben Franklin Financial, Inc. Equity Incentive Plan (“the Plan”). The benefits provided under all of the Plan are subject to the provisions of FASB Statement 123(Revised), “Share-Based Payments.” Our results of operations for 2008 were impacted by the recognition of non cash expense related to the fair value of our share-based compensation awards as discussed in Note 8 to the consolidated financial statements.

The determination of fair value of stock-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price, as well as the input of other subjective assumptions. These assumptions include, but are not limited to, the expected term of stock options and our expected stock price volatility over the term of the awards. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

Statement 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures vary from our estimates, we will recognize the difference in compensation expense in the period the actual forfeitures occur.

Our accounting for stock options is disclosed primarily in Notes 1 and 8 to the consolidated financial statements.

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

Comparison of Financial Condition at December 31, 2008 and December 31, 2007

General. In 2008, our focus was to improve products and services to enable us to grow our loan and deposit portfolios and increase earnings. We modified our home equity line of credit product by revising our tiered rate structure and offering competitive market rates. We also modified our demand and money market products and introduced surcharge free ATM service. While we experienced growth in both the loan and deposit portfolios at the end of 2008, the weakening economy throughout the year resulted in an increase in our delinquent and non-performing loans. In light of the changing market conditions, management and the board reviewed concentration levels within the loan portfolio resulting in the suspension of our automobile loan purchase program during the second half of 2008. We anticipate lower loan origination volume in 2009 given the current economic conditions and weakness in the local real estate market.

On March 26, 2008, stockholders of the Company approved the Ben Franklin Financial, Inc. Equity Incentive Plan (the “Plan”) which provides stock based incentives to the officers, employees, and directors of the Company and the Bank to promote our growth and financial performance. On April 23, 2008, the Company’s Board of Directors announced a program to repurchase up to 44,634 shares of the Company’s outstanding stock, excluding the shares held by Ben Franklin Financial MHC. The Board believes this program will enhance stockholder value.

Assets. At December 31, 2008, total assets increased by $7.3 million or 6.2% to $124.2 million compared to $116.9 million at December 31, 2007 primarily due to an increase in our cash and cash equivalents of $4.2 million and an increase in our loan portfolio of $4.7 million. These increases were funded primarily by the $6.3 million increase in our customer deposits and an additional $2.0 million advance from the Federal Home Loan Bank of Chicago. During 2008, we reduced our purchases of individual loans and loan pools from other financial institutions as we focused our effort on expanding our brand through our home equity line of credit product and to a lesser extent, our bi-weekly mortgage loan product. During 2008, we originated $15.4 million in home equity lines-of-credit compared to $11.0 million in 2007 which resulted in an increase in the balance of our home equity lines-of-credit of $7.5 million or 82.9% to $16.6 million at December 31, 2008. We continued the purchase of automobile loans from another financial institution during the first half of 2008, resulting in an increase in the balance of such loans of $1.4 million or 15.6% to $10.5 million at December 31, 2008. We suspended the program based on the review of our loan portfolio mix and our assessment of risks in the portfolio given the weak economic environment in 2008. Our multi-family loans increased $2.6 million or 22.6% to $14.3 million at December 31, 2008. These increases were offset by a decrease in our one-to four-family loans of $4.1 million or 8.8% to $42.8 million at December 31, 2008, primarily due to lower origination and purchase activity and payoffs on adjustable rate loans. The balance of our construction loans decreased $3.2 million or 27.4%, and the balance of our commercial real estate loans decreased $1.9 million or 12.2% during 2008, both primarily due to lower origination volumes. Declines in real estate values due to the weak economy in our market has reduced purchase and refinance activity in the single-family market and has curtailed construction and commercial real estate activity.

During 2008, we experienced an increase in our delinquent and non-performing loans. Our loans delinquent between 30 and 89 days totaled $1.7 million at December 31, 2008 compared to $574,000 at December 31, 2007 primarily due to a large commercial real estate loan. Our non-performing loans totaled $3.4 million or 3.10% of total loans at December 31, 2008 compared to $267,000 or 0.25% of total loans for the prior year end. At December 31, 2008 our largest non-performing loans included loans collateralized by: a six unit apartment building which is partially rented with an outstanding balance of

$511,000; a recently completed single-family residence with an outstanding balance of $899,000; a commercial building which is partially leased with an outstanding balance of $895,000, and a loan secured by land with an outstanding balance of $387,000. The economic downturn and decline in real estate values has impacted the borrowers’ ability to generate revenues sufficient to meet their debt obligations. At December 31, 2008, foreclosure proceedings have been initiated on the commercial real estate property and single-family residence. All of the collateral is located in the Chicago metropolitan area.

These increases resulted in an increase in our allowance for loan losses to $584,000, or 0.53% of our total loans at December 31, 2008. During 2008, our charge-offs against the allowance for loan losses totaled $109,000, $72,000 of which related to a construction loan secured by a single-family home and $37,000 related to loans secured by automobiles compared to $46,000 in 2007.

Our securities portfolio decreased $757,000 or 19.6% to $3.1 million at December 31, 2008 from $3.9 million the prior year period primarily due to payments on mortgage-backed securities. The balance of our Federal Home Loan Bank stock remained unchanged from the prior year end at $1.3 million. The Federal Home Loan Bank of Chicago suspended the payment of dividends on its stock in the third quarter of 2007. It is uncertain when any future dividends may be paid or if the redemption of excess shares will be allowed in the immediate future.

Cash and cash equivalents increased $4.2 million to $8.0 million at December 31, 2008 from $3.8 million at December 31, 2007. This increase was primarily due to an increase in deposit accounts in December 2008 and management’s decision to increase liquidity to meet operating needs.

The balance of our premises and equipment decreased $479,000 during 2008 primarily due to the sale of the branch office which was completed at the end of the third quarter of 2008. The sale resulted in a gain of $129,000. The balance of our foreclosed and repossessed assets decreased $334,000. New foreclosures and repossessions during 2008 totaled $300,000 while disposition of such assets totaled $634,000.

Liabilities. Deposit balances increased during 2008 by $6.3 million or 6.6% to $101.5 million at December 31, 2008 compared to $95.2 million at December 31, 2007. The growth in deposits occurred primarily during the fourth quarter as our certificate of deposit accounts increased to $77.4 million at December 31, 2008 compared to $68.3 million the prior year period, a 13.3% increase. In the fourth quarter of 2008 we ran promotional rates because a large number of certificates were maturing which resulted in an increase in such accounts. We experienced declines in non-certificate of deposit accounts in 2008 which decreased $2.8 million or 10.4% to $24.1 million at December 31, 2008 due to competition in our market area. During 2008 we introduced several initiatives to address the decline in non-certificate deposits including free online bill payment, surcharge free ATM service, and we revised our money market products.

During 2008 we increased our borrowings with the Federal Home Loan Bank of Chicago by $2.0 million to $6.5 million at December 31, 2008. Throughout the year we utilized advances from the Federal Home Loan Bank to meet short term liquidity needs.

Stockholders’ Equity. Total stockholders’ equity at December 31, 2008 decreased $362,000 or 2.3% to $15.4 million from $15.8 million at December 31, 2007. The decrease resulted from the net loss of $195,000, the repurchase of $285,000 of the Company’s common stock under its repurchase program, a $25,000 increase in the unrealized gain on available-for-sale securities, and an increase of $93,000 in ESOP and stock incentive related amounts in 2008.

Comparison of Operating Results for the Years Ended December 31, 2008 and December 31, 2007

General. The net loss for the year ended December 31, 2008 was $195,000 compared to net income of $51,000 for the prior year end. A number of factors contributed to the decrease, including: a decrease in net interest income of $128,000 due to lower margins and more nonaccrual loans, an increase in our provision for loan losses of $164,000 due to an increase in non-performing loans, and an increase in non-interest expense of $195,000 primarily due to occupancy costs related to our new home office. These declines were offset in part by an increase in our non-interest income of $66,000, primarily due to a $129,000 gain on the sale of our branch office. During 2008 market interest rates declined as evidenced by the 400 basis point drop in the prime rate which reduces the income we earn on certain loans such as our adjustable rate home equity line-of-credit and construction loans, our interest earning deposits and federal funds sold. While we were able to reduce the cost of our deposit products to offset part of the loss in revenue, the cost reduction occurred over a longer period of time as certificate of deposit accounts matured over the year and repriced at the lower rates.

Interest Income. Interest income for the year ended December 31, 2008 decreased $538,000 or 7.8% to $6.4 million. Interest income from loans decreased $75,000 or 1.2% to $6.1 million in 2008 from the prior year period. This decrease was due to the decrease in the average yield of our loan portfolio to 5.86% during 2008 compared to 6.33% during 2007. In addition to the decrease in market rates, the yield on our loan portfolio was also reduced by the loss of interest on non-accrual loans which totaled $198,000 in 2008. The decrease in interest due to our yield and non-accrual loans was partially offset by an increase in interest resulting from an increase in our average loan portfolio balance to $104.1 million for the year ended December 31, 2008 compared to $97.6 million for the prior year. The increase in the average balance of our loan portfolio was primarily due to the $4.5 million increase in the average balance of our home equity line-of-credit loans to $12.0 million, and a $6.3 million increase in the average balance of our consumer loans due to the purchase of $5.3 million in automobile loans which increased the average balance of our consumer loan portfolio to $10.8 million for the year ended December 31, 2008. In addition, we increased the average balance of our construction loans by $2.5 million. These increases in average balance were offset by a decrease of $7.4 million in the average balance of our one-to four-family real estate loans due to payments primarily on our adjustable rate loans from prior pool purchases. Should the current weakness in the economy persist in the coming year, we anticipate market rates will remain at relatively low levels throughout 2009.

Interest income from securities decreased $75,000 or 31.8% to $161,000 for the year ended December 31, 2008. Our Federal Home Loan Bank of Chicago stock dividends decreased $31,000 in 2008 due to the suspension of dividend payments at the end of the third quarter in 2007. The average balance of our securities portfolio for the year ended December 31, 2008 was $4.8 million compared to $5.8 million for the prior year due to the pay down of our mortgage-backed securities. The yield on our securities for the year ended December 31, 2008 was 3.36% compared to 4.10% for the year ended December 31, 2007 due to the suspension of dividend payments on Federal Home Loan Bank stock and the downward pricing of the adjustable rate mortgage backed securities.

For the year ended December 31, 2008, interest from other interest-earning assets decreased $388,000 to $90,000 from $478,000 for the year ended December 31, 2007 due to a $4.8 million decrease in the average balances of such assets and a decline in rates. The decrease in other interest earning assets was used to fund our loan growth in the second half of 2008. For the year ended December 31, 2008, the yield on interest-earning deposits and federal funds sold was 1.94% compared to 5.06% in the prior year, reflective of the Federal Open Market Committee’s actions to reduce short term interest rates and add liquidity to the market.

Interest Expense. Interest expense for the year ended December 31, 2008 was $3.3 million, a decrease of $410,000 or 11.0% from the prior year. This decrease was primarily from interest on deposit accounts which decreased $534,000 or 14.9% to $3.1 million for the year ended December 31, 2008. The decrease was due to the decrease in the average cost of deposits to 3.30% for 2008 from 3.84% for 2007 due to the decrease in market interest rates. The average balance of our certificate of deposit accounts increased $1.6 million to $69.3 million with an average cost of 4.15% for the year ended December 31, 2008 compared to an average balance of $67.7 million and average cost of 4.83% for 2007. The average balance of our savings, demand, and money market accounts decreased $2.4 million to $23.4 million for the year ended December 31, 2008. We anticipate a further cost reduction as maturing certificates of deposit reprice at lower rates given current market levels.

Interest expense on advances from the Federal Home Loan Bank of Chicago increased $124,000 to $259,000 for the year ended December 31, 2008 as the average balance of advances increased $3.3 million during 2008 due to the additional $2.0 million fixed rate advance as well as open line advances used throughout the year for liquidity purposes. The average cost for Federal Home Loan Bank of Chicago advances decreased to 4.17% for the year ended December 31, 2008 from 4.71% for the prior year.

Net Interest Income. Net interest income for the year ended December 31, 2008 decreased $128,000 or 4.1% to $3.0 million from the prior year. The average yield on interest-earning assets for 2008 was 5.59% compared to 6.11% for the prior year. The average cost of interest-bearing liabilities decreased to 3.36% in 2008 from 3.87% in 2007. The result was a net interest rate spread of 2.23% for the year ended December 31, 2008 compared to 2.24% for the prior year. Our net interest margin decreased to 2.67% in 2008 compared to 2.80% in 2007 due to a $1.7 million decrease in our average net interest earning assets over net interest bearing liabilities.

Provision for Loan Losses. Our allowance for loan losses is the estimated amount considered necessary to absorb probable incurred losses in the loan portfolio at the balance sheet date. Our analysis includes a review of identified problem loans for which a specific allowance is required as well as a general allowance for the remainder of the portfolio.

Our provision for loan losses was $197,000 for the year ended December 31, 2008 compared to $33,000 for the year ended December 31, 2007. The provision for 2008 was primarily the result of an increase in our non-performing loans, including a loan secured by commercial real estate, one secured by a six unit apartment, and a construction loan secured by a single-family home. We have also adjusted our provision to reflect the increase in losses from our automobile portfolio. While the current economic downturn has impacted only a few of our larger loans resulting in the additional provision, any further weakening in the economy may affect more borrowers and result in additional provisions in the future.

Non-interest Income. Non-interest income increased $66,000 or 35.3% to $253,000 for the year ended December 31, 2008. This increase was primarily due to the $129,000 gain on the sale of our closed branch office. This was offset by losses on sales of repossessed automobiles of $19,000 and a $29,000 decrease in fees received from providing mortgage loan origination services for other financial institutions due to lower origination activity during 2008. During the year ended December 31, 2008, approximately $1.2 million of loans were originated for other financial institutions compared to $10.6 million during 2007.

Non-interest Expense. Non-interest expense totaled $3.4 million for the year ended December 31, 2008, an increase of $195,000 or 6.1% from the prior year. Occupancy and equipment costs increased $99,000 or 20.1% in 2008 primarily due to the increase in rent for our new main office and additional depreciation expense due to the build out and new furniture and equipment for the new office.

Professional fees increased $47,000 primarily due to increases for legal fees to establish the Company’s Equity Incentive Plan and the Stock Repurchase Program, and for foreclosure actions. Data processing costs decreased $27,000 due to the expiration of certain processing credits during 2008. Compensation and benefits expense decreased $21,000 or 1.2% primarily due to the reduction in staff due to the closed branch office. All other costs increased $43,000 or 10.6% and included $12,000 related to the special meeting of stockholders and a $39,000 increase related to repossessed and foreclosed assets. Our expense related to the equity incentive plan, stock repurchase program and special meeting which were implemented in 2008 totaled $48,000.

Since the second quarter of 2007, our Federal Deposit Insurance Corporation assessment has been substantially reduced by a special one time credit. Management believes this credit will be substantially exhausted in 2009. This, combined with the increase in the assessment rates announced by the Federal Deposit Insurance Corporation will substantially increase our insurance costs in future periods.

Income Tax Provision. The tax benefit was $130,000 for the year ended December 31, 2008 compared to tax expense of $45,000 for the prior year. The change was primarily due to the decrease in pretax income of $421,000. The effective tax rate was 40% in 2008 compared to 46.9% in 2007 due primarily to certain state tax adjustments in 2007.

Analysis of Net Interest Income

Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated, as well as balances and average yields and costs as of December 31, 2008. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

			Year Ended December 31,
	At December 31, 2008		2008			2007
	Outstanding Balance(1)	Yield/ Rate	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
One- to four-family	$42,768	5.40%	$42,150	$2,269	5.38%	$49,531	$2,701	5.45%
Multi-family, commercial real estate and land	28,695	6.30	28,547	1,902	6.66	27,456	1,806	6.58
Construction	6,654	5.17	7,321	479	6.56	4,802	460	9.58
Commercial business	4,026	6.68	3,310	247	7.46	3,794	338	8.92
Home equity lines-of-credit	16,666	3.11	12,016	491	4.08	7,507	545	7.26
Automobile and other consumer	10,950	6.55	10,786	714	6.62	4,524	327	7.23

Total loans	109,759	5.44	104,130	6,102	5.86	97,614	6,177	6.33
Securities and FHLB stock	4,438	3.21	4,806	161	3.36	5,758	236	4.10
Other interest-earning assets	2,677	0.20	4,629	90	1.94	9,446	478	5.06

Total interest-earning assets	116,874	5.26	113,565	$6,353	5.59	112,818	$6,891	6.11

Non-interest-earning assets	7,366		4,066			2,654

Total assets	$124,240		$117,631			$115,472

Liabilities and stock- holders’ equity:
Savings deposits	$7,584	0.42%	$7,516	$36	0.49%	$8,451	$69	0.82%
Money market/demand accounts	14,822	0.82	15,903	145	0.91	17,402	254	1.46
Certificates of deposit	77,401	3.68	69,297	2,879	4.15	67,726	3,271	4.83

Total interest-bearing deposits	99,807	3.01	92,716	3,060	3.30	93,579	3,594	3.84
FHLB advances	6,500	4.41	6,199	259	4.17	2,863	135	4.71

Total interest-bearing liabilities	106,307	3.09	98,915	3,319	3.36	96,442	3,729	3.87
Non-interest-bearing deposits	1,658		1,818			1,890
Other liabilities	858		1,178			1,359

Total liabilities	108,823		101,911			99,691
Stockholders’ equity	15,417		15,720			15,781

Total liabilities and stock- holders’ equity	$124,240		$117,631			$115,472

Net interest income				$3,034			$3,162

Net interest rate spread		2.17%			2.23%			2.24%

Net interest-earning assets	$10,567		$14,650			$16,376

Net interest margin					2.67%			2.80%

Average of interest-earning assets to interest-bearing liabilities	109,94%		114.81%			116.98%

(1)	Net of allowance for loan losses, loans in process, loan costs and discounts and premiums.

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

	Year Ended December 31, 2008 vs. 2007
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans:
One- to four-family	$(398)	$(34)	$(432)
Multi-family, commercial real estate, and land	74	22	96
Construction	194	(175)	19
Commercial business	(40)	(51)	(91)
Home equity lines-of-credit	245	(299)	(54)
Automobile and other consumer	417	(30)	387

Total loans	492	(567)	(75)
Securities and FHLB stock	(36)	(39)	(75)
Interest-earning deposits	(176)	(212)	(388)

Total interest-earning assets	280	(818)	(538)

Interest-bearing liabilities:
Savings deposits	(7)	(26)	(33)
Money market/demand accounts	(20)	(89)	(109)
Certificates of deposit	74	(466)	(392)

Total deposits	47	(581)	(534)
FHLB Advances	141	(17)	124

Total interest-bearing Liabilities	188	(598)	(410)

Change in net interest income	$92	$(220)	$(128)

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

Our cash flows are comprised of three primary classifications: (i) cash flows from operating activities, (ii) investing activities, and (iii) financing activities. Net cash flows from operating activities were $84,000 for the year ended December 31, 2008. Net cash from investing activities consisted primarily of disbursements for loan originations and purchases, offset by principal collections on loans and payments on mortgage-backed securities. In addition, cash flows from the sales of our closed branch office and repossessed assets were $945,000 in 2008. Net cash flows from investing activities were ($3.7) million for the year ended December 31, 2008. Net cash from financing activities consisted primarily of activity in deposits, borrowings, and escrow accounts. Net cash flows from financing activities were $7.8 million for the year ended December 31, 2008.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At December 31, 2008, cash and short-term investments totaled $8.0 million. We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Chicago advances and other borrowings as sources of funds.

At December 31, 2008, we had $1.4 million of outstanding commitments to originate loans. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows. We anticipate that we will have sufficient funds available to meet our current loans commitments. Certificates of deposit scheduled to mature in one year or less from December 31, 2008 totaled $54.1 million. Management believes, based on past experience, that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and investment securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, Federal funds sold, and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Chicago.

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

For fiscal year 2008, we did not engage in any off-balance-sheet transactions other than loan origination commitments in the normal course of our lending activities.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Management of Market Risk

Our asset/liability management strategy attempts to manage the impact on net interest income, our primary source of earnings, of changes in interest rates.

Historically, we have relied on funding longer term higher interest-earning assets with shorter term lower interest-bearing deposits to earn a favorable net interest rate spread. As a result, we have been vulnerable to adverse changes in interest rates. Over the past several years, management has implemented an asset/liability strategy to manage, subject to our profitability goals, our interest rate risk. Among the techniques we use to manage interest rate risk are: (i) maintaining significant holdings of adjustable-rate one- to four-family residential mortgage loans; (ii) limiting our originations of long-term fixed-rate one- to four-family residential loans for portfolio; (iii) expanding our multi-family, commercial real estate, commercial, and home equity loans as they generally reprice more quickly than residential mortgage loans; and (iv) expanding our consumer loans which generally have shorter maturities. Management also employs strategies to lengthen the duration of our liabilities primarily through the promotion of longer-term certificates of deposit.

While this strategy can reduce our interest rate exposure, it does pose risks. For instance, the prepayment options embedded in adjustable-rate, one- to four-family residential mortgage loans which allow for early repayment at the borrower’s discretion may, in a rising rate environment, result in prepayment before the loan reaches the fully indexed rate. Conversely, in a falling interest rate environment, borrowers may refinance to fixed rate loans to lock in the then lower rates. In addition, multi-family, commercial, commercial real estate, construction and automobile lending generally present higher credit risks than residential one- to four-family lending, particularly in a recessionary economy.

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

An important measure of interest rate risk is the amount by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) changes in the event of a range of assumed changes in market interest rates. We have utilized the Office of Thrift Supervision net portfolio value model (“NPV”) to provide an analysis of estimated changes in our NPV under the assumed instantaneous changes in the United States Treasury yield curve. The financial model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of the NPV. Set forth on the following page is an analysis of the changes that would occur to our NPV as of December 31, 2008 in the event of designated changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
		Amount	Percent	NPV Ratio (4)	Change in Basis Points
	(Dollars in thousands)
+300	$11,251	$(1,164)	(9)%	9.06%	(70)
+200	11,843	(572)	(5)	9.44	(32)
+100	12,238	(177)	(1)	9.68	(8)
0	12,415	—	—	9.76	—
-50	12,386	(29)	—	9.71	(5)
-100	12,515	100	1	9.80	4

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

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

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Ben Franklin Financial, Inc.

Arlington Heights, Illinois

We have audited the accompanying consolidated statements of financial condition of Ben Franklin Financial, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ben Franklin Financial, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

Oak Brook, Illinois

March 27, 2009

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2008 and 2007

(Dollars in thousands)

	2008	2007
ASSETS
Cash and due from banks	$5,273	$612
Interest-earning deposit accounts	2,677	745
Federal funds sold	—	2,412

Cash and cash equivalents	7,950	3,769
Securities available-for-sale	3,101	3,858
Loans receivable, net of allowance for loan losses of $584 and $495 at December 31, 2008 and 2007	109,759	105,036
Federal Home Loan Bank stock	1,337	1,337
Premises and equipment, net	1,057	1,536
Repossessed assets	19	353
Accrued interest receivable	560	605
Other assets	457	396

Total assets	$124,240	$116,890

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Demand deposits - non-interest-bearing	$1,658	$2,423
Demand deposits - interest-bearing	6,009	7,012
Savings deposits	7,584	7,788
Money market deposits	8,813	9,625
Certificates of deposit	77,401	68,343

Total deposits	101,465	95,191
Advances from Federal Home Loan Bank	6,500	4,500
Advances from borrowers for taxes and insurance	499	683
Other liabilities	286	690
Common stock in ESOP subject to contingent purchase obligation	73	47

Total liabilities	108,823	101,111
Stockholders’ equity
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding at:
December 31, 2008 1,979,742 (net of treasury shares)
December 31, 2007 1,983,750	20	20
Additional paid-in-capital	8,014	7,954
Treasury stock, at cost (38,484 shares at December 31, 2008)	(285)	—
Retained earnings, substantially restricted	8,397	8,592
Unearned Employee Stock Ownership Plan (ESOP) shares	(665)	(724)
Accumulated other comprehensive income (loss)	9	(16)
Reclassification of ESOP shares	(73)	(47)

Total equity	15,417	15,779

Total liabilities and stockholders’ equity	$124,240	$116,890

See accompanying notes to financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2008 and 2007

(Dollars in thousands except per share amounts)

	2008	2007
Interest and dividend income
Loans	$6,102	$6,177
Securities	161	236
Federal funds sold	57	258
Interest-earning deposit accounts and other	33	220

	6,353	6,891
Interest expense
Deposits	3,060	3,594
Federal Home Loan Bank advances	259	135

	3,319	3,729

Net interest income	3,034	3,162

Provision for loan losses	197	33

Net interest income after provision for loan losses	2,837	3,129

Non-interest income
Service fee income	135	154
Gain on sale of other assets (net)	110	4
Other	8	29

	253	187

Non-interest expense
Compensation and employee benefits	1,807	1,828
Occupancy and equipment	592	493
Data processing	255	228
Professional fees	314	267
Regulatory fees	62	54
Other	385	350

	3,415	3,220

Income (loss) before income taxes	(325)	96

Provision (benefit) for income taxes	(130)	45

Net income (loss)	$(195)	$51

Earnings (loss) per common share	$(0.10)	$0.03

See accompanying notes to financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2008 and 2007

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Amount Reclassified on ESOP Shares	Total	Comprehensive Income (Loss)
Balance at January 1, 2007	$20	$7,955	$—	$8,541	$(767)	$(44)	$(11)	$15,694
Comprehensive income
Net income	—	—	—	51	—	—	—	51	$51
Unrealized gain on securities available-for-sale, net of deferred income taxes	—	—	—	—	—	28	—	28	28

Total comprehensive income									$79

Earned ESOP shares	—	1	—	—	43	—	—	44
Additional offering costs	—	(2)	—	—	—	—	—	(2)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	(36)	(36)

Balance at December 31, 2007	20	7,954	—	8,592	(724)	(16)	(47)	15,779
Comprehensive income (loss)
Net loss	—	—	—	(195)	—	—	—	(195)	$(195)
Unrealized gain on securities available for-sale, net of deferred income taxes	—	—	—	—	—	25	—	25	25

Total comprehensive (loss)									$(170)

Restricted stock awards (34,476 shares)	—	—	—	—	—	—	—	—
Earned ESOP shares and other stock based compensation	—	60	—	—	59	—	—	119
Purchase of common stock (38,484 shares)	—	—	(285)	—	—	—	—	(285)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	(26)	(26)

Balance at December 31, 2008	$20	$8,014	$(285)	$8,397	$(665)	$9	$(73)	$15,417

See accompanying notes to financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2008 and 2007

(Dollars in thousands)

	2008	2007
Cash flows from operating activities
Net income (loss)	$(195)	$51
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	138	108
ESOP and other stock based compensation	119	44
Amortization of premiums and discounts	50	64
Provision for loan losses	197	33
Gain on sale of other assets, net	(110)	(4)
Deferred income taxes	(112)	64
Changes in:
Deferred loan costs	(46)	(214)
Accrued interest receivable	45	(71)
Other assets	37	(80)
Other liabilities	(39)	29

Net cash from operating activities	84	24

Cash flows from investing activities
Principal repayments on mortgage-backed securities	786	1,028
Net decrease in loans	3,688	772
Purchase of loans	(8,707)	(15,482)
Sale of other assets	945	31
Expenditures for premises and equipment	(420)	(706)

Net cash from investing activities	(3,708)	(14,357)

Cash flows from financing activities
Net increase (decrease) in deposits	6,274	(5,002)
Advances from the Federal Home Loan Bank	2,000	2,500
Purchase of treasury stock	(285)	—
Net change in advances from borrowers for taxes and insurance	(184)	—
Additional offering costs	—	(2)

Net cash from financing activities	7,805	(2,504)

Net change in cash and cash equivalents	4,181	(16,837)

Cash and cash equivalents at beginning of year	3,769	20,606

Cash and cash equivalents at end of year	$7,950	$3,769

Supplemental disclosures of cash flow information
Interest paid	$3,396	$3,665
Income taxes paid	—	90
Transfers from loans to repossessed assets	300	380
Sales of foreclosed real estate financed by Ben Franklin Bank	195	—
Transfer of office building to other real estate	396	—

See accompanying notes to financial statements

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

Nature of Business: The Bank provides a full line of financial services to customers in the Cook County, Illinois area. Ben Franklin Bank of Illinois grants residential, commercial and consumer loans, substantially all of which are secured by specific items of collateral, including residences and consumer assets.

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period, and future results could differ. The allowance for loan losses, the carrying value of repossessed assets, and fair values of financial instruments are particularly subject to change.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, purchase premiums and discounts, and an allowance for loan losses. Interest income on mortgage and installment loans is recognized over the term of the loans based on the principal balance outstanding. Loan origination fees, net of certain direct loan origination costs, are deferred. The net deferred fee or cost is recognized as an adjustment to interest income using the interest method over the contractual life of the loans.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

A loan is impaired when full payment under the terms is not expected. Commercial, construction, land, multi-family residential mortgage, and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures.

Concentration of Credit Risk: Most of the Company’s business activity is with customers located within Cook County and the surrounding collar counties. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in the these areas.

Securities: Securities are classified as held-to-maturity when the Bank has the positive intent and ability to hold those securities to maturity. Accordingly, they are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities are classified as available-for-sale when the Bank may decide to sell those securities due to changes in market interest rates, liquidity needs, changes in yields on alternative investments, and for other reasons. Securities available-for-sale are carried at fair value. Unrealized gains and losses on securities available-for-sale are charged or credited to a valuation allowance, which is included as a separate component of equity.

Interest income is recognized under the interest method and includes amortization of purchase premiums and discounts.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowing and other factors, and may invest in additional amounts. FHLB stock is carried at cost and classified as a restricted security. Because the stock is viewed as a long term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Table amounts in thousands of dollars, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007 A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of FIN 48 had no affect on the Company’s financial statements.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Illinois. The Company is no longer subject to examination by taxing authorities for years before 2005. The Company currently does not have any unrecognized tax benefits and does not expect unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Company did not have any amounts accrued for interest and penalties at December 31, 2008 or 2007.

Cash Flow: Cash and cash equivalents include cash, deposits with other financial institutions and federal funds sold. Net cash flows are reported for loan and deposit transactions.

Earnings Per Share: Basic earnings per common share is net income (loss) divided by the weighted average number of common shares outstanding during the period, including allocated and committed-to-be released ESOP shares. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and non-vested restricted stock awards, using the treasury stock method. Because of the Company’s net loss for the year ended December 31, 2008, all stock options and non-vested stock awards were excluded from the computation of diluted loss per share. Prior to the second quarter of 2008, the Company had no common stock equivalents; consequently, basic and diluted earning per share were the same in 2007.

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

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance-sheet credit instruments, such as unused lines-of credit, commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Credit losses associated with off-balance sheet commitments are reflected as a liability and are based on estimated collateral values, economic conditions, and other factors. Such financial instruments are recorded when they are funded.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

New Accounting Standards:

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard became effective for the Company on January 1, 2008. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of FAS 157 in a market that is not active. The impact of adopting Statement 157 and the related FSPs was not material to the results of operations or financial condition of the Company.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard became effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

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

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

December 31, 2008 and 2007

(Table amounts in thousands of dollars, except per share data)

NOTE 2 - SECURITIES AVAILABLE-FOR-SALE

The fair value of securities available-for-sale (consisting of mortgage backed securities) and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
December 31, 2008
FNMA	$2,213	$34	$(8)
FHLMC	411	4	(6)
GNMA	477	—	(10)

Total	$3,101	$38	$(24)

December 31, 2007
FNMA	$2,759	$10	$(27)
FHLMC	457	—	(11)
GNMA	642	2	—

Total	$3,858	$12	$(38)

There were no sales of securities available-for-sale during the years ended December 31, 2008 and 2007.

Securities available-for-sale with unrealized losses at year-end not recognized in income are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
2008
FNMA	$469	$(8)	$—	$—	$469	$(8)
FHLMC	192	(6)	—	—	192	(6)
GNMA	477	(10)	—	—	477	(10)

Total temporarily impaired	$1,138	$(24)	$—	$—	$1,138	$(24)

2007
FNMA	$—	$—	$2,005	$(27)	$2,005	$(27)
FHLMC	200	(2)	257	(9)	457	(11)
GNMA	—	—	—	—	—	—

Total temporarily impaired	$200	$(2)	$2,262	$(36)	$2,462	$(38)

The unrealized losses have not been recognized into income because the issuers’ securities are of high credit quality and management has the intent and ability to hold the securities for the foreseeable future, and the decline in fair value is largely due to changes in market interest rates. The fair value is expected to recover as the securities approach their maturity dates and/or market rates decline.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Table amounts in thousands of dollars, except per share data)

NOTE 3 - LOANS RECEIVABLE

Loans receivable at December 31 are summarized as follows:

	2008	2007
First mortgage loans
Secured by one-to-four-family residences	$42,759	$46,870
Secured by multi-family residences	14,253	11,623
Secured by commercial real estate	13,986	15,924
Secured by land	1,016	1,369
Construction loans	8,541	11,761

Total first mortgage loans	80,555	87,547

Consumer and other loans
Home equity line of credit	16,610	9,081
Commercial loans	4,077	3,341
Automobile loans	10,519	9,097
Other consumer loans	237	36

Total consumer and other loans	31,443	21,555

Premiums and net deferred loan origination costs	264	257
Loans in process	(1,919)	(3,828)
Allowance for loan losses	(584)	(495)

	$109,759	$105,036

Loans serviced for others total approximately $504,000 and $525,000 at December 31, 2008 and 2007, respectively.

As of December 31, 2008 and 2007 there were no loans outstanding to principal officers, directors and other affiliates.

Activity in the allowance for loan losses is as follows:

	2008	2007
Balance at beginning of year	$495	$508
Provision for loan losses	197	33
Loans charged off	(109)	(46)
Recoveries of loans previously charged off	1	—

	$584	$495

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Table amounts in thousands of dollars, except per share data)

NOTE 3 - LOANS RECEIVABLE (Continued)

Individually impaired loans are as follows:

	2008	2007
Loans without allocated allowance for loan losses	$899	$267
Loans with allocated allowance for loan losses	1,793	—

Total	$2,692	$267

Allowance allocated to impaired loans at year-end	73	—
Average of individually impaired loans during the year	$1,042	$479
Interest income recognized during impairment	—	—
Cash basis interest income recognized during impairment	—	—

Nonperforming loans were as follows:

	2008	2007
Loans past due over 90 days still on accrual	$—	$—
Non-accrual loans	3,426	267

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

	2008	2007
Land	$—	$225
Building	—	318
Leasehold improvements	884	855
Furniture and fixtures	1,070	1,124

	1,954	2,522
Accumulated depreciation	(897)	(986)

	$1,057	$1,536

In December of 2007, the main office of the Bank began operations in its newly developed leased space within the redeveloped commercial center. During 2008, a former branch office location was sold resulting in a gain of $129,000. Depreciation expense for the years ended December 31, 2008 and 2007 was $138,000 and $108,000, respectively.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Table amounts in thousands of dollars, except per share data)

NOTE 5 - DEPOSITS

Deposit accounts with balances greater than $100,000 totaled $18,750,000 and $15,041,000 at December 31, 2008 and 2007, respectively.

The scheduled maturities of certificates of deposit are as follows at December 31:

2009	$54,108
2010	20,845
2011	1,387
2012	446
2013	615

$77,401

Interest expense on deposits is summarized as follows at December 31:

	2008	2007
Demand-interest-bearing	$23	$50
Money market	121	204
Savings	37	70
Certificates of deposit	2,879	3,270

	$3,060	$3,594

Deposits from principal officers, directors and other affiliates were $169,000 and $203,000 at December 31, 2008 and 2007, respectively.

NOTE 6 - ADVANCES FROM FHLB

Advances from the FHLB of Chicago are summarized as follows:

				December 31
Maturity Date	Type	Call Date	Interest Rate	2008	2007
September 28, 2009	Fixed rate	N/A	4.71%	$2,500	$2,500
March 22, 2010	Fixed rate	N/A	4.58%	2,000	2,000
June 30, 2010	Fixed rate	N/A	3.88%	2,000	—

				$6,500	$4,500

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

December 31, 2008 and 2007

(Table amounts in thousands of dollars, except per share data)

NOTE 7 - REGULATORY CAPITAL MATTERS

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

Quantitative measures established by regulation to help ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital as defined in the regulations to risk-weighted assets as defined and of Tier I capital to adjusted total assets as defined. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. The Bank was categorized as well capitalized at December 31, 2008 and 2007. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

The following is a reconciliation of the Bank’s stockholders’ equity under U.S. generally accepted accounting principles (“GAAP”) to regulatory capital at December 31:

	2008	2007
Total stockholders’ equity	$11,946	$12,083
Deferred tax asset limitation	(210)	(107)
Unrealized loss (gain) on securities available-for-sale, net of deferred income tax	(9)	16

Tier I capital	11,727	11,992
Allowance for loan losses	584	495

Total regulatory capital	$12,311	$12,487

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Table amounts in thousands of dollars, except per share data)

NOTE 7 - REGULATORY CAPITAL MATTERS (Continued)

At year end, actual capital levels and minimum required levels for the Bank were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008
Total capital (to risk-weighted assets)	$12,311	12.3%	$8,001	8.0%	$10,001	10.0%
Tier 1 (core) capital (to risk-weighted assets)	11,727	11.7	4,000	4.0	6,001	6.0
Tier 1 (core) capital (to adjusted total assets)	11,727	9.5	4,963	4.0	6,204	5.0

December 31, 2007
Total capital (to risk-weighted assets)	$12,487	13.5%	$7,393	8.0%	$9,241	10.0%
Tier 1 (core) capital (to risk-weighted assets)	11,992	13.0	3,697	4.0	5,545	6.0
Tier 1 (core) capital (to adjusted total assets)	11,992	10.3	4,672	4.0	5,840	5.0

NOTE 8 - EMPLOYEE BENEFITS

On October 18, 2006, the Company adopted an employee stock ownership plan (“the ESOP”) for the benefit of substantially all employees. The ESOP borrowed $778,000 from the Company and used those funds to acquire 77,763 shares of the Company’s stock in connection with the reorganization at a price of $10.00 per share.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on ESOP assets. In 2008 and 2007, the Company made contributions to the ESOP of $89,000 and $92,000 respectively and the ESOP made the annual principal and interest payments on the loan of $89,000 and $92,000 respectively.

As shares are released from collateral, the Company will report compensation expense equal to the current market price of the shares and the shares will become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce accrued interest. Because participants may require the Company to purchase their ESOP shares upon termination of their employment, the fair value of all earned and allocated ESOP

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Table amounts in thousands of dollars, except per share data)

NOTE 8 - EMPLOYEE BENEFITS (Continued)

shares may become a liability. For the year ended December 31, 2008, the ESOP distributed 378 shares to participants that terminated their employment, of which 134 shares were repurchased by the Company upon exercise by the participant of their put option and placed in treasury. There were no distributions by the ESOP for the year ended December 31, 2007.

The ESOP has a plan year end of December 31. Expense related to the ESOP was $47,000 and $44,000 for the years ended December 31, 2008 and 2007 respectively.

Shares held by the ESOP at December 31, 2008 and 2007 respectively were as follows:

	2008	2007
Shares committed to be released	5,991	5,327
Allocated shares	4,949	—
Unearned ESOP shares	66,445	72,436

Total ESOP shares	77,385	77,763

Fair value of unearned ESOP shares	$449	$634

Fair value of allocated shares subject to repurchase obligation	$73	$47

On March 26, 2008, stockholders of the Company approved the Ben Franklin Financial, Inc. Equity Incentive Plan (the “Plan”) which provides officers, employees, and directors of the Company and the Bank with stock based incentives to promote our growth and performance. The Plan shall remain in effect as long as any awards are outstanding provided, however, that no awards be granted under the plan after ten years from the date of adoption. The Plan authorizes the issuance of up to 136,085 shares of our common stock pursuant to grants of incentive and non-statutory stock options, stock appreciation rights, and restricted stock awards. No more than 38,881 shares may be issued as restricted stock awards. No more than 97,204 shares may be issued pursuant to stock options and stock appreciation rights, all of which may be granted pursuant to the exercise of incentive stock options. On April 17, 2008, we granted restricted stock awards for 34,476 common shares and stock options for 86,740 common shares under the Plan, all of which vest over a five year period. Awards under the Plan may also fully vest upon the participant’s death or disability or change in control of the Company. All of the options granted have an exercise price of $9.36 per share, which was the closing price of the stock on the grant date. No options were vested, exercised or forfeited as of December 31, 2008. The options have no intrinsic value as of December 31, 2008.

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

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Table amounts in thousands of dollars, except per share data)

NOTE 8 - EMPLOYEE BENEFITS (Continued)

The fair value of each option granted in 2008 was $2.28 and was determined using the following weighted-average assumptions as of grant date.

Risk-free interest rate	3.27%
Expected term	7 years
Expected stock price volatility	12%
Dividend yield	0%

Stock option expense was $28,000 for the year ended December 31, 2008. As of December 31, 2008, there was $170,000 of unrecognized compensation cost related to stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of approximately 4.3 years.

A summary of the activity in the stock option plan for 2008 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of year	—	$—	—	$—
Granted	86,740	9.36	9.3
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—

Outstanding at end of year	86,740	$9.36	9.3	$—

Fully vested and expected to vest	86,740	9.36	9.3	$—

Exercisable at end of year	—	$—	—	$—

Information related to the stock option plan during each year follows:

The fair value of the restricted stock awards was $9.36 per share, which was the closing price of the stock on the April 17, 2008 grant date. None of the restricted stock awards were vested or forfeited as of December 31, 2008. Restricted stock award expense was $46,000 for the year ended December 31, 2008. As of December 31, 2008, there was $277,000 of unrecognized compensation cost related to non vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of approximately 4.3 years.

The value of stock options and restricted stock awards as of the grant date are expensed over the five year vesting period. Forfeitures of stock options and restricted stock awards are expected to be insignificant.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Table amounts in thousands of dollars, except per share data)

NOTE 8 - EMPLOYEE BENEFITS (Continued)

A summary of changes in the Company’s nonvested shares follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2008	—	$—
Granted	34,476	9.36
Vested	—	—
Forfeited	—	—

Nonvested at December 31, 2008	34,476	$9.36

NOTE 9 - INCOME TAXES

The provision (benefit) for income taxes consists of the following at December 31:

	2008	2007
Current	$(18)	$(19)
Deferred	(112)	64

	$(130)	$45

The income tax provision (benefit) differs from the amounts determined by applying the statutory U.S. federal income tax rate of 34% to income (loss) before income taxes as a result of the following items:

	2008		2007
	Amount	Percent	Amount	Percent
Income tax computed at the statutory federal rate	$(111)	34.0%	$33	34.0%
State tax and other	(19)	6.0	12	12.9

	$(130)	40.0%	$45	$46.9%

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Table amounts in thousands of dollars, except per share data)

NOTE 9 - INCOME TAXES (Continued)

The net deferred tax asset consists of the following at December 31:

	2008	2007
Deferred tax assets
Accumulated depreciation	$86	$30
Bad debts	227	192
Deferred loan fees	18	37
Net operating loss carryforwards	68	66
Unrealized loss on securities available-for-sale	—	10
ESOP	20	9
Deferred rent	15	—
Stock options and awards	12	—
Deferred tax liabilities
Unrealized gain on securities available for sale	(5)	—
FHLB stock dividends	(129)	(129)

Net asset	$312	$215

State net operating losses of approximately $1,404,000 are being carried forward and will be available to reduce future taxable income. These carryforwards expire beginning 2015 through 2022. Based on projected future taxable income, management believes that it is more likely than not that the deferred tax asset will be fully realized.

NOTE 10 - EARNINGS PER SHARE

The following table presents the components used to compute basic and diluted earnings (loss) per share:

	For the year ended December 31,
	2008	2007
Net income (loss) available to common stockholders	$(195)	$51
Weighted average common shares outstanding	1,905,179	1,909,168
Dilutive effect of non-vested stock awards and assumed exercises of stock options	—	N/A
Basic and diluted earnings per share	$(0.10)	$0.03

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

	Contractual Amount
	December 31
	2008	2007
Financial instruments whose contract amounts represent credit risk
Unused lines of credit	$16,547	$14,642
Commitments to make loans	1,425	2,308

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Table amounts in thousands of dollars, except per share data)

NOTE 11 - COMMITMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK (Continued)

The contractual amount of fixed rate commitments to make loans at December 31, 2008 and 2007 were $905,000 and $1,024,000 respectively. Commitments to make loans are generally made for 60 days or less.

Financial instruments that potentially subject the Bank to concentrations of credit risk include deposit accounts in other financial institutions. At December 31, 2008, the Bank had interest-bearing deposits amounting to $2.6 million with the Federal Home Loan Bank of Chicago and non-interest-bearing deposits of $5.2 million with JP Morgan Chase Bank.

The Bank leases its main office facility under a noncancelable fifteen-year operating lease that matures in 2022. The Bank leases its branch facility under a noncancelable five-year operating lease that matures on November 30, 2009. Minimum rental commitments under the leases are as follows as of December 31, 2007:

2009	$221
2010	166
2011	171
2012	176
2013	181
After 2013	1,801

$2,716

Rent expense for the years ended December 31, 2008 and 2007 was $279,000 and $164,000, respectively.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

Assets Measured on a Recurring Basis

The fair values of securities available-for-sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Available-for-sale securities	$3,101	$—	$3,101	$—

Assets Measured on a Non-Recurring Basis

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Table amounts in thousands of dollars, except per share data)

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data a available. Such adjustments are typically significant and result in a level three classification of the inputs for determining fair value.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008 Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans	$1,720	$—	$—	$1,720

Impaired loans, which are measured for impairment using the fair value of the collateral (less cost to sell) for collateral dependent loans, had a cost basis of $1,793,000, with a $73,000 valuation allowance at December 31, 2008 resulting in an additional provision for loan losses of $73,000 for the year ended December 31, 2008. The fair value of collateral is based on appraisals for impaired loans less sales commissions, legal fees, and other closing costs.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2008		December 31, 2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$7,950	$7,950	$3,769	$3,769
Securities available-for-sale	3,101	3,101	3,858	3,858
Loans receivable, net	109,759	111,275	105,036	105,559
FHLB stock	1,337	N/A	1,337	N/A
Accrued interest receivable	560	560	605	605

Financial liabilities
Demand, money market, and savings	$(24,064)	$(24,064)	$(26,848)	$(26,848)
Certificates of deposits	(77,401)	(79,351)	(68,343)	(68,746)
FHLB advances	(6,500)	(6,666)	(4,500)	(4,566)
Accrued interest payable	(64)	(64)	(141)	(141)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Table amounts in thousands of dollars, except per share data)

NOTE 12 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The methods and assumptions used to determine fair values for each class of financial instrument are presented below.

The estimated fair values for; cash and cash equivalents; accrued interest receivable; demand, money market, and savings deposits; and accrued interest payable approximate their carrying values. The estimated fair values for securities available-for-sale are based on matrix pricing. It was not practicable to determine the fair value of FHLB stock due to the restriction placed on transferability. The estimated fair value for loans is based on current market rates for similar loans, applied for the time period until estimated payment. The estimated fair value of certificates of deposit is based on current market rates for such deposits, applied for the time period until maturity. The fair value of FHLB advances is based on current rates for similar financing. Loan commitments are not included in the table above as their estimated fair value is immaterial.

While the above estimates are based on management’s judgment of the most appropriate factors, there is no assurance that were the Bank to have disposed of these items on December 31, 2008 and 2007, the fair values would have been achieved, because the market value may differ depending on the circumstances.

NOTE 13 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

	2008	2007
Unrealized holding gains on securities available-for-sale	$40	$46
Less reclassification adjustments for gains and losses recognized in income	—	—

	40	46
Deferred income tax effect	15	18

Other comprehensive income	$25	$28

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Table amounts in thousands of dollars, except per share data)

NOTE 14 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

December 31, 2008 and 2007

	2008	2007
ASSETS
Cash and cash equivalents	$2,822	$2,980
Investment in bank subsidiary	11,945	12,083
ESOP loan	715	747
Other assets	29	18

Total assets	$15,511	$15,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities	$21	$2
Common stock in ESOP subject to contingent purchase obligation	73	47
Stockholders’ equity	15,417	15,779

Total liabilities and stockholders’ equity	$15,511	$15,828

CONDENSED STATEMENTS OF INCOME

For the years ended December 31, 2008 and 2007

	2008	2007
Income
Interest on ESOP loan	$53	$62
Other interest income	14	21

Total income	67	83

Expense
Non-interest expense	(120)	(77)

Income (loss) before income taxes and undistributed subsidiary income (loss)	(53)	6
Income tax benefit (expense)	21	(2)
Equity in undistributed subsidiary income (loss)	(163)	47

Net income (loss)	$(195)	$51

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

(Table amounts in thousands of dollars, except per share data)

NOTE 14 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities
Net income (loss)	$(195)	$51
Adjustments
Earned ESOP shares and other stock based Compensation	119	44
Equity in undistributed subsidiary (income) loss	163	(47)
Change in other assets	(11)	(1)
Change in other liabilities	19	(5)

Net cash from operating activities	95	42

Cash flows from investing activities
Payments on ESOP loan	32	31

Net cash from investing activities	32	31

Cash flows from financing activities
Additional stock offering costs	—	(2)
Purchase of common stock (38,484 shares)	(285)	—

Net cash from financing activities	(285)	(2)

Net change in cash and cash equivalents	(158)	71
Beginning cash and cash equivalents	2,980	2,989

Ending cash and cash equivalents	$2,822	$2,980

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. (T) Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We have adopted disclosure controls and procedures designed to facilitate our financial reporting. The disclosure controls currently consist of communications among the Chief Executive Officer, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to our operations. Our disclosure controls also contain certain elements of our internal controls adopted in connection with applicable accounting and regulatory guidelines. Finally, the Chief Executive Officer, Chief Financial Officer, the Audit Committee and our independent registered public accounting firm also meet on a quarterly basis and discuss the our material accounting policies. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of these disclosure controls as of the end of the period covered by this report and found them to be adequate.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

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

ITEM 11. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from our Proxy Statement, specifically the section captioned “Proposal I — Election of Directors.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information concerning security ownership of certain owners and management is incorporated herein by reference from our Proxy Statement, specifically the sections captioned “Voting Securities and Principal Holders Thereof” and “Proposal I — Election of Directors.”

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

3.1	Charter of Ben Franklin Financial, Inc.*
3.2	Bylaws of Ben Franklin Financial, Inc.*
4	Form of Common Stock Certificate of Ben Franklin Financial, Inc.*
10.1	Employee Stock Ownership Plan*
10.2	Employment Agreement with C. Steven Sjogren**
10.3	Employment Agreement with Glen A. Miller**
10.4	Employment Agreement with Robin L. Jenkins**
10.5	Equity Incentive Plan***
10.6	Form of Restricted Stock Agreement for Employees and Directors****
10.7	Form of Stock Option Agreement for Employees****
10.8	Form of Stock Option Agreement for Outside Directors****
14	Code of Ethics*****
21	Subsidiaries of Registrant*
23.1	Consent of Crowe Horwath LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form SB-2 of Ben Franklin Financial, Inc. (File No. 333-135562), originally filed with the Securities and Exchange Commission on June 30, 2006, as amended.
**	Incorporated by reference to the Form 8-K of Ben Franklin Financial, Inc. (File No. 000-52240), filed with the Securities and Exchange Commission on January 29, 2008.
***	Incorporated by reference to Appendix A to the Definitive Proxy Statement of Ben Franklin Financial, Inc. (File No. 000-52240), filed with the Securities and Exchange Commission on February 6, 2008.
****	Incorporated by reference to the Form 8-K of Ben Franklin Financial, Inc. (File No. 000-52240), filed with the Securities and Exchange Commission on May 15, 2008.
*****	Incorporated by reference to the Form 10-KSB of Ben Franklin Financial, Inc. (File No. 000-52240), filed with the Securities and Exchange Commission on March 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEN FRANKLIN FINANCIAL, INC.

Date: March 30, 2009	By:	/s/ C. Steven Sjogren
C. Steven Sjogren
Chairman of the Board, President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ C. Steven Sjogren C. Steven Sjogren	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2009

/s/ Glen A. Miller Glen A. Miller	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2009

/s/ Robert E. DeCelles Robert E. DeCelles	Director	March 30, 2009

/s/ Bernadine V. Dziedzic Bernadine V. Dziedzic	Director	March 30, 2009

/s/ John R. Perkins John R. Perkins	Director	March 30, 2009

/s/ Nicholas J. Raino Nicholas J. Raino	Director	March 30, 2009

/s/ James M. Reninger James M. Reninger	Director	March 30, 2009