Form 10-Q
period 2009-03-31
Ben Franklin Financial, Inc.
filed 2009-05-15
CIK 1366925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

Yes  ☐    No  ☒

Number of outstanding shares of common stock as of May 8, 2009: 1,960,442 shares.

BEN FRANKLIN FINANCIAL, INC.

PART I – Financial Information

Item 1.	Financial Statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share data)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash and due from banks	$1,590	$5,273
Interest-earning deposit accounts	1,928	2,677
Federal funds sold	8,225	—

Cash and cash equivalents	11,743	7,950
Securities available-for-sale	3,028	3,101
Loans, net of allowance for loan losses of $626 at March 31, 2009 and $584 at December 31, 2008	107,978	109,759
Federal Home Loan Bank stock	1,337	1,337
Premises and equipment, net	1,030	1,057
Repossessed assets	18	19
Accrued interest receivable	524	560
Other assets	521	457

Total assets	$126,179	$124,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Demand deposits - noninterest-bearing	$1,769	$1,658
Demand deposits - interest-bearing	5,954	6,009
Savings deposits	7,320	7,584
Money market deposits	9,141	8,813
Certificates of deposit	79,491	77,401

Total deposits	103,675	101,465
Advances from Federal Home Loan Bank	6,500	6,500
Advances from borrowers for taxes and insurance	330	499
Other liabilities	336	286
Common stock in ESOP subject to contingent purchase obligation	64	73

Total liabilities	110,905	108,823
Stockholders’ equity
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding at: March 31, 2009 – 1,960,442 (net of treasury shares) December 31, 2008 – 1,979,742 (net of treasury shares)	20	20
Additional paid-in-capital	8,035	8,014
Treasury stock, at cost – 57,784 shares at March 31, 2009 38,484 shares at December 31, 2008	(402)	(285)
Retained earnings, substantially restricted	8,301	8,397
Unearned Employee Stock Ownership Plan (ESOP) shares	(652)	(665)
Accumulated other comprehensive income	36	9
Reclassification of ESOP shares	(64)	(73)

Total equity	15,274	15,417

Total liabilities and equity	$126,179	$124,240

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Interest and dividend income
Loans	$1,499	$1,599
Securities	35	44
Federal funds sold	2	24
Interest-earning deposit accounts and other	—	10

	1,536	1,677
Interest expense
Deposits	719	852
Federal Home Loan Bank advances	72	53

	791	905

Net interest income	745	772
Provision for loan losses	77	72

Net interest income after provision for loan losses	668	700
Non-interest income
Service fee income	31	38
Loss on sale of other assets	(10)	(4)
Other	2	3

	23	37
Non-interest expense
Compensation and employee benefits	440	454
Occupancy and equipment	138	156
Data processing services	59	65
Professional fees	79	82
Regulatory fees	32	13
Other	90	90

	838	860

Loss before income taxes	(147)	(123)
Income tax benefit	(51)	(30)

Net loss	$(96)	$(93)

Loss per common share	(0.05)	(0.05)

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2009 and 2008 – (Unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Amount Reclassified on ESOP Shares	Total	Comprehensive Income (Loss)
Balance at January 1, 2008	$20	$7,954	$—	$8,592	$(724)	$(16)	$(47)	$15,779
Comprehensive income (loss)
Net loss	—	—	—	(93)	—	—	—	(93)	$(93)
Unrealized gain on securities available-for-sale, net of deferred income taxes	—	—	—	—	—	29	—	29	29

Total comprehensive (loss)									$(64)

Earned ESOP shares	—	(3)	—	—	12	—	—	9
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	(13)	(13)

Balance at March 31, 2008	$20	$7,951	$—	$8,499	$(712)	$13	$(60)	$15,711

Balance at January 1, 2009	$20	$8,014	$(285)	$8,397	$(665)	$9	$(73)	$15,417
Comprehensive income (loss)
Net loss	—	—	—	(96)	—	—	—	(96)	$(96)
Unrealized gain on securities available for-sale, net of deferred income taxes	—	—	—	—	—	27	—	27	27

Total comprehensive (loss)									$(69)

Earned ESOP shares and other stock based compensation	—	21	—	—	13	—	—	34
Purchase of common stock (19,300 shares)	—	—	(117)	—	—	—	—	(117)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	9	9

Balance at March 31, 2009	$20	$8,035	$(402)	$8,301	$(652)	$36	$(64)	$15,274

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(96)	$(93)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	27	40
ESOP and other stock based compensation	34	9
Amortization of premiums and discounts	10	14
Provision for loan losses	77	72
Loss on sale of other assets	10	4
Changes in:
Deferred loan costs	49	(64)
Accrued interest receivable	36	19
Other assets	(82)	(63)
Other liabilities	50	(255)

Net cash from operating activities	115	(317)
Cash flows from investing activities
Principal repayments on mortgage-backed securities	116	217
Net decrease in loans	2,289	4,145
Purchase of loans	(673)	(2,604)
Sales of other assets	22	349
Expenditures for premises and equipment	—	(35)

Net cash from investing activities	1,754	2,072
Cash flows from financing activities
Net increase in deposits	2,210	1,267
Purchase of treasury stock	(117)	—
Net change in advances from borrowers for taxes and insurance	(169)	(312)

Net cash from financing activities	1,924	955

Net change in cash and cash equivalents	3,793	2,710
Cash and cash equivalents at beginning of year	7,950	3,769

Cash and cash equivalents at end of period	$11,743	$6,479

Supplemental disclosures
Interest paid	$726	$778
Income taxes paid	—	—
Transfer of office building to other real estate	—	396
Transfers from loans to repossessed assets	31	16

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

In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in preparation of the financial statements, refer to the Company’s 2008 Annual Report on Form 10-K.

The Bank is a federally chartered stock savings bank and a member of the Federal Home Loan Bank (“FHLB”) system. The Bank maintains insurance on deposit accounts with the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”). Ben Franklin Financial, MHC (the “MHC”), a federally chartered mutual holding company, owns 1,091,062 shares of the Company’s common stock and will continue to own at least a majority of the Company’s common stock as long as the MHC exists.

Note 2 – Stock Based Compensation

On October 18, 2006, the Company adopted an employee stock ownership plan (“the ESOP”) for the benefit of substantially all employees. The ESOP borrowed $778,000 from the Company and used those funds to acquire 77,763 shares of the Company’s common stock in connection with the Company’s initial public offering at a price of $10 per share.

The ESOP has a plan year end of December 31. Expense related to the ESOP was $7,000 for the three months ended March 31, 2009 and $11,000 for the three months ended March 31, 2008.

Shares held by the ESOP at March 31, 2009 were as follows:

Shares committed to be released	1,260
Allocated shares	10,940
Unearned ESOP shares	65,185

Total ESOP shares	77,385

Fair value of unearned ESOP shares	$342,000

Fair value of allocated shares subject to repurchase obligation	$64,000

On March 26, 2008, stockholders of the Company approved the Ben Franklin Financial, Inc. Equity Incentive Plan (the “Plan”) which provides officers, employees, and directors of the Company and the Bank with stock based incentives to promote our growth and performance. The Plan shall remain in effect as long as any awards are outstanding provided, however, that no awards be granted under the plan after ten years from the date of adoption. The Plan authorizes the issuance of up to 136,085 shares of our common stock pursuant to grants of incentive and non-statutory stock options, stock appreciation rights, and restricted stock awards. No more than 38,881 shares may be issued as restricted stock awards. No more than 97,204 shares may be issued pursuant to stock options and stock appreciation rights, all of which may be granted pursuant to the exercise of incentive stock options. On April 17, 2008, we granted restricted stock awards for 34,476 common shares and stock options for 86,740 common shares under the Plan, all of which vest over a five year period. Awards under the Plan may also fully vest upon the participant’s death or disability or change in control of the Company. All of the options granted have an exercise price of $9.36 per share, which was the closing price of the stock on the grant date. No options were vested, exercised or forfeited as of March 31, 2009. The options had no intrinsic value as of March 31, 2009.

Stock option expense was $10,000 for the first quarter of 2009. As of March 31, 2009 there was $160,000 of unrecognized compensation cost, which is expected to be recognized over the next 4.1 years.

The fair value of the restricted stock awards was $9.36 per share, which was the closing price of the stock on the April 17, 2008 grant date. None of the restricted stock awards were vested or forfeited as of March 31, 2009. Restricted stock award expense was $16,000 during the three months ended March 31, 2009. As of March 31, 2009, there was $261,000 of unrecognized compensation cost related to non vested shares granted under the Plan. The cost is expected to be recognized over the next 4.1 years.

The value of stock options and restricted stock awards as of the grant date are expensed over the five year vesting period. Forfeitures of stock options and restricted stock awards are expected to be insignificant.

No stock options or restricted stock awards have been granted since April 17, 2008.

Note 3 – Earnings Per Share

Basic earnings (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released ESOP shares. Diluted earnings per share shows the dilutive effect, if any, of additional common shares issuable under stock options, using the treasury stock method. Because of the Company’s net loss for the three months ended March 31, 2009 and 2008, all stock options were excluded from the computation of diluted loss per share. Prior to the second quarter of 2008, the Company had no common stock equivalents; consequently, basic and diluted earnings per share were the same in 2008.

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share:

	For the Three Months Ended
	March 31, 2009	March 31, 2008
Net loss	$(96,000)	$(93,000)
Weighted average common shares outstanding	1,905,387	1,911,964
Basic and diluted loss per share	$(0.05)	$(0.05)

Note 4 – Stock Repurchase Program

On April 23, 2008 the Company adopted a stock repurchase program to repurchase up to 44,634 shares or 4.8% of the Company’s outstanding common stock (excluding shares held by the MHC). This program was completed in January of 2009. On January 28, 2009 the Company adopted a second stock repurchase program to repurchase up to 42,487 shares representing approximately 5.0% of the Company’s outstanding common stock (excluding shares held by the MHC). As of March 31, 2009, the Company had repurchased 57,650 shares under both programs.

Note 5 – New Accounting Standards

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

In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of FAS 157 in a market that is not active. The impact of adopting the FSPs has not affected the results of operations or financial condition of the Company.

In April 2009 the FASB issued FSP 115-2 & 124-2, Recognition and Presentation of Other Than Temporary Impairments. The FSP eliminates the requirement for the financial statement issuer to evaluate whether it has the intent and ability to hold an impaired investment until maturity. Conversely, the new FSP requires the issuer to recognize an other than temporary impairment (“OTTI”) in the event that the issuer intends to sell the impaired security or in the event that it is more likely than not that the issuer will sell the security prior to recovery. In the event that the sale of the security in question prior to its maturity is not probable but the entity does not expect to recover its amortized cost basis in that security, then the entity will be required to recognize an OTTI. In the event that the recovery of the security’s cost basis prior to maturity is not probable and an OTTI is recognized, the FSP provides that any component of the OTTI relating to a decline in the creditworthiness of the debtor should be reflected in earnings, with the remainder being recognized in Other Comprehensive Income. Conversely, in the event that the issuer determines that sale of the security in question prior to recovery is probable, then the entire OTTI will be recognized in earnings. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption to have a material impact on the Company’s financial statements.

In April 2009 the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The FSP provides additional guidance for determining fair value based on observable transactions. The FSP provides that if evidence suggests that an observable transaction was not executed orderly then little, if any, weight should be assigned to this indication of an asset or liability’s fair value. Conversely, if evidence suggests that the observable transaction was executed orderly then the transaction price of the observable transaction may be appropriate to use in determining the fair value of the asset/liability in question, with appropriate weighting given to this indication based on facts and circumstances. Finally, if there is no way for the entity to determine whether the observable transaction was executed orderly, relatively less weight should be ascribed to this indicator of fair value. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect the adoption to have a material impact on the Company’s financial statements.

In April 2009 the FASB issued FSP 107-1 & APB 28-1 Interim Disclosures about Fair Value of Financial Instruments. The FSP provides that publicly traded companies shall provide information concerning the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The FSP is effective for interim reporting periods ending after June 15, 2009.

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

In June 2008, the FASB issued FSP EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. (“FSP EITF 03-6-1”). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method of Statement, Earnings Per Share. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption of FSP EITF 03-6-1 in 2009, the Company began including non-vested restricted stock shares in the computation of basic earnings (loss) per share. Previously, non-vested share awards were included in the computation of diluted earnings (loss) per share but excluded from the basic EPS computation. Beginning with the second quarter of 2008, when non-vested restricted stock was first awarded, all prior-period EPS data presented will be adjusted retrospectively to conform with the provisions of this FSP.

Adoption of FSP EITF 03-6-1 did not affect the Company’s basic or diluted loss per share in the first quarter of 2009 and 2008 and is not expected to affect the net loss per share for the remaining periods of 2008, except for decreasing the net loss per common share for the six months ended June 30, 2008 from $0.09 to $0.08.

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2009
Assets:
Securities available for sale	$3,028	$—	$3,028	$—
December 31, 2008
Assets:
Securities available for sale	$3,101	$—	$3,101	$—

Assets Measured on a Non-Recurring Basis

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a level three classification of the inputs for determining fair value.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2009
Assets:
Impaired loans	$2,598	$—	$—	$2,598
Repossessed automobiles	$19	$—	$—	$19
December 31, 2008
Assets:
Impaired loans	$1,720	$—	$—	$1,720
Repossessed automobiles	$18	$—	$—	$18

Impaired loans, which are measured for impairment using the fair value of the collateral (less cost to sell) for collateral dependent loans, had a cost basis of $2,692,000, with a $94,000 valuation allowance at March 31, 2009 resulting in an additional provision for loan losses of $21,000 for the quarter ended March 31, 2009. The fair value of collateral is based on appraisals for impaired loans less sales commissions, legal fees, and other closing costs. Impaired loans at December 31, 2008 had a cost basis of $1,793,000 with a $73,000 valuation allowance. The fair value of repossessed automobiles is based on published values of comparable models with similar features and in similar condition.

Note 7 – Non-performing Assets

The following table sets forth the amounts of our non-performing assets at the dates indicated.

	March 31, 2009	December 31, 2008
Non-accrual loans	$3,504	$3,426
Loan greater than 90 days delinquent and still accruing	1,125	—
Foreclosed and repossessed assets	18	19

Total non-performing assets	$4,647	$3,445
Non-performing loans to total loans	4.26%	3.10%
Non-performing assets to total assets	3.68%	2.77%

Note 8 – Allowance for Loan Losses

The following table sets forth the activity in our allowance for loan losses for the periods indicated

	At or For the Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$584	$495
Total charge-offs	35	1
Total recoveries	—	1
Provision for loan losses	77	72

Balance at end of period	$626	$567

Ratios:
Allowance for loan losses to non-performing loans at end of period	13.47%	17.05%
Allowance for loan losses to total loans at end of period	0.58%	0.53%

Note 9 – U.S. Treasury’s Troubled Asset Relief Program – Capital Purchase Program

The Emergency Economic Stabilization Act of 2008 was enacted in October 2008 and provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program, Capital Purchase Program (“CPP”), which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department. In May of 2009, we withdrew our application in the CPP.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to: our ability to manage the risk from our multi-family, commercial real estate, construction, commercial, and automobile lending including purchased loans; the future level of deposit insurance premiums applicable to us; significantly increased competition among depository and other financial institutions; our ability to execute our plan to grow our assets on a profitable basis; our ability to execute on a favorable basis any plan we may have to acquire other institutions or branches or establish new offices; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments and inflation; general economic conditions, either nationally or in our market area; adverse changes in the securities and national and local real estate markets (including loan demand, housing demand, and real estate values); legislative or regulatory changes that adversely affect our business; our ability to enter new markets successfully and take advantage of growth opportunities; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting bodies; changes in our organization, compensation and benefit plans; and other factors discussed elsewhere in this report or set forth under Risk Factors’ in our Registration Statement on Form SB-2 under the Securities Act of 1933. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

General

The Bank is a federally chartered savings bank headquartered in Arlington Heights, Illinois. The Bank was originally founded in 1893 as a building and loan association. We conduct our business from our main office and one branch office. Both of our offices are located in the northwestern corridor of the Chicago metropolitan area.

Our principal business activity is attracting retail deposits from the general public in our market and investing those deposits, together with funds generated from operations and to a lesser extent borrowings, in one- to four-family residential mortgage loans and, to a lesser extent, multi-family real estate loans, commercial real estate loans, construction and land loans, home equity lines-of-credit, and other loans. We have also invested in mortgage-backed securities and have, over the past several years, acquired a significant number of automobile loans. The Bank offers a variety of deposit accounts, including checking, money market, savings, and certificates of deposit, and emphasizes personal and efficient service for its customers. Our primary sources of funds are deposits and principal and interest payments on loans and securities. We also use borrowings, primarily Federal Home Loan Bank of Chicago advances, to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. Our primary focus is to develop and build profitable customer relationships across all lines of business while maintaining our focus as a community bank.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, mortgage-backed and other securities, and other interest-earning assets, and the interest paid on our interest-bearing liabilities, consisting primarily of savings and transaction accounts, certificates of deposit, and Federal Home Loan Bank of Chicago advances. Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of deposit service charges and loan origination service fees charged for loans funded by other institutions, gains on sale of assets, and miscellaneous other income. Non-interest expense consists primarily of compensation and employee benefits, occupancy and equipment expenses, data processing, professional fees, and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities. The current weak economic environment has resulted in the contraction of real estate activity and has many businesses facing financial pressures, and thus will present challenges to our growth objectives. While we believe growth is essential for our future profitability, we intend to carefully monitor our underwriting standards and the concentration levels within our loan portfolio to minimize our exposure to credit risks. Continued weakness in the economy and customer demand may result in lower origination activity in 2009.

Critical Accounting Policies

Certain of our accounting policies are important to the reporting of our financial results, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in performance of the local economy, changes in the financial condition of borrowers, and changes in value of loan collateral such as real estate. As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, management believes that its critical accounting policies include determining the allowance for loan losses, determination of the fair value of stock options and accounting for stock based compensation under the Company’s Equity Incentive Plan, and accounting for deferred income taxes.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

General. The weakness in the economy and our local real estate market continues to impact our growth opportunities. For the three months ended March 31, 2009, lower loan demand resulted in a decrease in our loan originations and contributed to the decrease in our loan portfolio balance. The continued decline in our local real estate market, along with charge-offs related to our automobile portfolio, resulted in an increase in our allowance for loan losses for the first quarter of 2009. Our non-performing loans increased primarily due to a $1.1 million commercial real estate loan which is over 90 days delinquent. We are currently in the process of reviewing certain loans within our portfolio to assess the impact the current weak economic environment may have on the borrower and underlying collateral. During the first quarter we did experience slight growth in deposits as customers seek secure and liquid alternatives for their funds. Given our current liquidity position and lower origination volumes, we continue to explore alternatives to enhance earnings.

Assets. Total assets at March 31, 2009 were $126.2 million compared to $124.2 million at December 31, 2008, an increase of $2.0 million or 1.6%. This increase was primarily due to an increase in cash and cash equivalents of $3.8 million due to the decreases in our loan portfolio of $1.8 million, and an increase of $2.2 million in customer deposits.

Our loan portfolio balance decreased $1.8 million or 1.6% to $108.0 million at March 31, 2009 compared to $109.8 million at December 31, 2008. During the three months ended March 31, 2009, the balance of our one-to four- family loans and automobile loans decreased $2.1 million and $913,000, respectively, due to repayments and pay-offs. These decreases were partially offset by a $1.1 million increase in our multi-family loans. Given the current economic environment and local lending demand, we anticipate little or no growth in our loan portfolio in the near term.

At March 31, 2009 our allowance for loan losses was $626,000 or 0.58% of total loans compared to $584,000 or 0.53% of the total loan portfolio at December 31, 2008. Our allowance reflected a further decline in collateral value for one of our non-performing loans as well as an increase in the loss factor for our automobile portfolio as charge-offs for such loans totaled $35,000 for the three months ended March 31, 2009. Our non-performing loans, consisting of non-accrual loans and other loans delinquent 90 days or longer, increased to $4.6 million or 4.26% of total loans at March 31, 2009 compared to $3.4 million or 3.10% of total loans at December 31, 2008. This increase was primarily due to a loan secured by commercial real estate which was delinquent over 90 days but still accruing interest at March 31, 2009. Payments were received on this loan in April. Our non-performing assets to total assets at March 31, 2009 increased to 3.68% from 2.77% at December 31, 2008 primarily due to the aforementioned loan.

Our securities portfolio balances decreased $73,000 or 2.4% to $3.0 million at March 31, 2009 compared to $3.1 million at December 31, 2008 primarily due to payments on mortgage-backed securities. Cash and cash equivalents increased $3.8 million or 47.7% to $11.7 million at March 31, 2009 primarily due to payments on loans and an increase in customer deposits. Management anticipates increasing the securities portfolio in the future given the current low level of interest rates for federal funds.

Liabilities. Our deposits increased by $2.2 million or 2.2% to $103.7 million at March 31, 2009 compared to $101.5 million at December 31, 2008. Our non-certificate accounts increased $120,000 or 0.05% to $24.2 million at March 31, 2009 and included a $328,000 increase in our money market accounts. Our certificate of deposit accounts increased $2.1 million or 2.7% to $79.5 million at March 31, 2009. This increase occurred primarily in January and decreased through the remainder of the quarter as we adjusted our deposit rates downward.

Equity. Total stockholders’ equity at March 31, 2009 was $15.3 million, a decrease of $143,000 or 0.9% compared to $15.4 million at December 31, 2008. The decrease resulted primarily from our net loss of $96,000 and the repurchase of $117,000 of the Company’s common stock under its repurchase program during the first quarter of 2009, offset by an increase of $34,000 for ESOP and other stock based compensation and an increase of $27,000 due to unrealized gains on available-for-sale securities.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

General. The net loss for the three months ended March 31, 2009 was $96,000 compared to a net loss of $93,000 for the three months ended March 31, 2008. Our increase in cash and equivalents combined with low market interest rates we earned on these and our adjustable rate loans, due to the Federal Reserve Board and the United States Treasury’s actions to stimulate the economy over the past year, contributed to a decrease of $27,000 in our net interest income for the three months ended March 31, 2009 compared to the same period the prior year. We anticipate a continued decrease in our deposit costs as higher rate certificates of deposit mature and reprice at lower rates assuming current market rate levels. We anticipate the yield on our loan portfolio to remain at the current level based on our portfolio composition and lower projected originations. The decline in real estate values in our market area contributed to a $77,000 provision for loan losses for the first quarter of 2009, a $5,000 increase from the prior year period.

Interest Income. Interest income was $1.5 million for the three months ended March 31, 2009, $141,000 or 8.4% less than the prior year period. Interest income from loans decreased $100,000 or 6.3% to $1.5 million for the three months ended March 31, 2009 primarily due to the decrease in the average yield on loans to 5.54% compared to 6.17% for the prior year period. The decline in yield was primarily due to our adjustable rate loans, primarily home equity lines-of-credit and construction loans, which generally adjust with changes in the prime lending rate. The impact of this decrease in yield was partially offset by a $5.3 million increase in the average balance of our loan portfolio to $109.1 million for the three months ended March 31, 2009 compared to the prior year period. The increase was attributable to a $7.5 million increase in the average balance of our home equity lines-of-credit, a $2.2 million increase in the average balance of our multi-family, commercial real estate and land loans, and a $1.4 million increase in the average balance of our commercial business loans. These increases were offset by a $4.9 million decrease in the average balance of our one-to four-family real estate loans due to repayments on our adjustable rate loans and a $1.3 million decrease in the average balance of our construction loans.

Interest income from securities decreased $9,000 or 20.5% to $35,000 for the three months ended March 31, 2009. The average balance of our securities portfolio decreased $761,000 to $4.4 million for the three months ended March 31, 2009 as compared to the prior year period due to repayments on mortgage-backed securities. The yield on securities for the three months ended March 31, 2009 was 3.16% compared to 3.47% for the prior year period, primarily due to the downward repricing of our adjustable rate mortgage-backed securities.

Interest from other interest-earning assets for the three months ended March 31, 2009 decreased $32,000 to $2,000. The average balance of other interest-earning assets increased $2.7 million to $7.3 million for the three months ended March 31, 2009 compared to $4.6 million for the prior year period. The average yield on other interest-earning assets was 0.12% for the first quarter of 2009 compared to 2.96% for the prior year period due to declining interest rates.

Interest Expense. Interest expense for the three months ended March 31, 2009 was $791,000, a decrease of $114,000 or 12.6% from the prior year period. Interest on deposits decreased $133,000 due to a decrease in the average cost of deposits as a result of the general decline in market interest rates. Our average cost of deposits decreased to 2.86% for the three months ended March 31, 2009 compared to 3.65% for the prior year period. The average balance of interest bearing deposits increased $8.3 million to $101.9 million for the first quarter of 2009 compared to the prior year period primarily due to a $10.2 million increase in the average balance of our certificate of deposit accounts to $79.5 million for the three months ended March 31, 2009. At the end of the fourth quarter of 2008 we offered a promotional rate to retain a large balance of maturing certificate of deposit accounts which resulted in an increase in such accounts. The average balance of our non-certificate of deposit accounts decreased to $22.3 million for the first quarter of 2009 compared to $24.3 million from the prior year period.

Interest expense on advances from the Federal Home Loan Bank of Chicago increased $19,000 for the three months ended March 31, 2009 from the prior year period due to an additional advance totaling $2.0 million since March 31, 2008. The average balance of Federal Home Loan Bank advances for the three months ended March 31, 2009 was $6.5 million with an average cost of 4.48% compared to an average balance of $4.5 million with an average cost of 4.72% for the prior year period.

Net Interest Income. Net interest income for the three months ended March 31, 2009 was $745,000 compared to $772,000 for the three months ended March 31, 2008. For the three months ended March 31, 2009, the average yield on interest-earning assets was 5.13% and the average cost of interest-bearing liabilities was 2.96% compared to 5.92% and 3.70%, respectively, for the three months ended March 31, 2008. These changes resulted in a decrease in our net interest rate spread to 2.17% for the first quarter of 2009 compared to 2.22% for the first quarter of 2008. Our net interest margin decreased to 2.47% for the three months ended March 31, 2009 from 2.72% for the prior year period.

Provision for Loan Losses. Our allowance for loan losses is the estimated amount considered necessary for probable incurred losses in the loan portfolio at the balance sheet date. Our analysis includes a review of identified problem loans for which a specific allowance is required as well as a general allowance for the remainder of the portfolio.

Our provision for loan losses increased $5,000 for the three months ended March 31, 2009 to $77,000 compared to $72,000 for the three months ended March 31, 2008. Our provision for the three months ended March 31, 2009 reflected the further decline in collateral value for a non-performing construction loan as well as an increase in the estimated loss factor for our automobile portfolio. Our provision for the three months ended March 31, 2008 was primarily due to the decline in value of collateral securing a single-family construction loan.

Non-interest Income. For the three months ended March 31, 2009, non-interest income decreased $14,000 to $23,000 compared to $37,000 for the three months ended March 31, 2008 primarily due to a $6,000 increase in loss on the sale of repossessed automobiles and a $9,000 decrease in fees to originate loans for other financial institutions.

Non-interest Expense. For the three months ended March 31, 2009, non-interest expense totaled $838,000 compared to $860,000 for the three months ended March 31, 2008, a decrease of 2.6%. Compensation and employee benefit costs decreased $14,000 primarily due to a decrease of $29,000 in salaries due to a staff reduction and a change in our lending commission structure. This decrease was offset by an $26,000 increase in costs related to the equity incentive plan which was adopted March 26, 2008. Occupancy and equipment expense decreased $18,000 or 11.5% primarily due to our lower depreciation charges. Regulatory fees increased $19,000 primarily due to the increase in the FDIC deposit insurance assessment rate which was imposed on all FDIC insured institutions. During the first quarter of 2009, we exhausted the balance of our one time credit which was used to reduce our FDIC assessment over the past several years; therefore, our future FDIC insurance assessment will be approximately $15,000 higher per quarter assuming no further changes in the assessment rate or other factors which affect the calculation.

In May of 2009, senior management elected to reduce their salaries 5.0%, effective in May, in an effort to reduce compensation costs. We anticipate all other employee salaries will remain unchanged for the remainder of the year.

Income Tax Benefit. The income tax benefit was $51,000 for the three months ended March 31, 2009 compared to $30,000 for the three months ended March 31, 2008. The change was primarily due to the increase in pretax loss of $24,000 between the two comparative periods.

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

	Three Months Ended March 31,
	2009			2008
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
One- to four-family	$40,627	$555	5.46%	$45,499	$620	5.45%
Multi-family, commercial real estate, and land	29,925	490	6.64	27,707	466	6.74
Construction	7,023	105	6.08	8,304	160	7.73
Commercial business	4,759	73	6.17	3,336	67	8.02
Home equity lines-of-credit	16,571	120	2.94	9,100	120	5.29
Automobile and other consumer	10,230	156	6.20	9,848	166	6.77

Total loans	109,135	1,499	5.54	103,794	1,599	6.17
Securities and FHLB stock	4,384	35	3.16	5,146	44	3.47
Other interest-earning assets	7,348	2	0.12	4,551	34	2.96

Total interest-earning assets	120,867	$1,536	5.13	113,491	$1,677	5.92
Non-interest-earning assets	5,557			3,494

Total assets	$126,424			$116,985

Liabilities and stockholders’ equity:
Savings deposits	$7,475	$7	0.41	$7,680	$11	0.57
Money market/demand accounts	14,841	30	0.82	16,591	45	1.10
Certificates of deposit	79,537	682	3.48	69,325	796	4.61

Total deposits	101,853	719	2.86	93,596	852	3.65
FHLB advances	6,500	72	4.48	4,500	53	4.72

Total interest-bearing liabilities	108,353	791	2.96	98,096	905	3.70

Non-interest-bearing deposits	1,669			1,696
Other liabilities	963			1,358

Total liabilities	110,985			101,150
Stockholders’ equity	15,439			15,835

Total liabilities and stockholders’ equity	$126,424			$116,985

Net interest income		$745			$772

Net interest rate spread			2.17%			2.22%

Net interest-earning assets	$12,514			$15,395

Net interest margin			2.47%			2.72%

Average of interest-earning assets to interest-bearing Liabilities			111.55%			115.69%

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

	Three Months Ended March 31, 2009 vs. 2008
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:
Loans:
One- to four-family	$(66)	$1	$(65)
Multi-family, commercial real estate, and land	32	(8)	24
Construction	(23)	(32)	(55)
Commercial business	24	(18)	6
Home equity lines-of-credit	69	(69)	—
Automobile and other consumer	5	(15)	(10)

Total loans	41	(141)	(100)
Securities	(6)	(3)	(9)
Other interest-earning assets	13	(45)	(32)

Total interest-earning assets	48	(189)	(141)

Interest-bearing liabilities:
Savings deposits	(1)	(3)	(4)
Money market/demand accounts	(4)	(11)	(15)
Certificates of deposit	104	(218)	(114)

Total deposits	99	(232)	(133)
FHLB Advances	22	(3)	19

Total interest-bearing Liabilities	121	(235)	(114)

Change in net interest income	$(73)	$46	$(27)

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

Our cash flows are comprised of three primary classifications: (i) cash flows from operating activities, (ii) investing activities, and (iii) financing activities. Net cash from operating activities was $115,000 and ($317,000) for the three months ended March 31, 2009 and 2008, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and purchases, offset by principal collections on loans and mortgage-backed securities. Net cash from investing activities was $1.8 million and $2.1 million for the three months ended March 31, 2009 and 2008, respectively. Net cash from financing activities consisted primarily of the activity in deposit, borrowing, and escrow accounts. The net cash from financing activities was $1.9 million and $955,000 for the three months ended March 31, 2009 and 2008, respectively.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Chicago advances and other borrowings as sources of funds. At March 31, 2009, cash and cash equivalents totaled $11.7 million.

At March 31, 2009, the Bank exceeded all of its regulatory capital requirements to be well capitalized with a Tier 1 (core) capital level of $11.6 million, or 9.25% of adjusted total assets which was $5.3 million above the required level of $6.3 million, or 5.00%; and total risk-based capital of $12.3 million or 12.28% of risk weighted assets, which was $2.3 million above the required level of $10.0 million or 10.00%. The Bank at March 31, 2009 was categorized as well capitalized under applicable regulatory criteria. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

At March 31, 2009, we had outstanding commitments to originate loans of $125,000. We anticipate that we will have sufficient funds available to meet our current loan commitments. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from March 31, 2009 totaled $60.3 million. Management believes, based on past experience that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

Off-Balance Sheet Arrangements.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and available lines of credit. For the three months ended March 31, 2009, we did not engage in any off-balance sheet transactions other than loan origination commitments in the normal course of our lending activities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable because we are a smaller reporting company.

Item 4.	Controls and Procedures

We have adopted disclosure controls and procedures designed to facilitate our financial reporting. The disclosure controls currently consist of communications among the Chief Executive Officer, the Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to our operations. Our disclosure controls also contain certain elements of our internal controls adopted in connection with applicable accounting and regulatory guidelines. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls as of the end of the period covered by this report and found them to be effective. Finally, the Chief Executive Officer, Chief Financial Officer, the Audit Committee and our independent registered public accounting firm also meet on a quarterly basis.

We maintain internal control over financial reporting. There have not been any significant changes in such internal control over financial reporting in the last quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II  Other Information

Item 1.	Legal Proceedings

At March 31, 2009 there were no material pending legal proceedings to which the Company or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A.	Risk Factors

This item is not applicable because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Share (or Units) Purchased	Average price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
January 1, 2009 – January 31, 2009	3,000	$6.49	3,000	45,771
February 1, 2009 – February 28, 2009	9,500	$6.00	9,500	36,271
March 1, 2009 – March 31, 2009	6,800	$5.77	6,800	29,471
Total	19,300	$6.00	19,300	29,471

On January 28, 2009, the Company announced its second Stock Repurchase Program pursuant to which the Company intends to repurchase 42,487 shares of its outstanding common stock (excluding shares owed by the MHC). The Stock Repurchase Program will be in effect through December 31, 2009. The first Stock Repurchase Program announced April 23, 2008 was completed in January of 2009.

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

BEN FRANKLIN FINANCIAL, INC.
(Registrant)

Date: May 14, 2009	/s/ C. Steven Sjogren
C. Steven Sjogren
President and Chief Executive Officer