Form 10-Q
period 2009-06-30
Ben Franklin Financial, Inc.
filed 2009-08-14
CIK 1366925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files ).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of outstanding shares of common stock as of August 8, 2009: 1,950,442 shares

BEN FRANKLIN FINANCIAL, INC.

PART I – Financial Information

Item 1.	Financial Statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share data)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$971	$5,273
Interest-earning deposit accounts	2,859	2,677
Federal funds sold	9,169	—

Cash and cash equivalents	12,999	7,950
Securities available-for-sale	2,774	3,101
Loans, net of allowance for loan losses of $997 at June 30, 2009 and $584 at December 31, 2008	105,736	109,759
Federal Home Loan Bank stock	1,337	1,337
Premises and equipment, net	1,002	1,057
Repossessed assets	878	19
Accrued interest receivable	510	560
Other assets	711	457

Total assets	$125,947	$124,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Demand deposits - noninterest-bearing	$1,569	$1,658
Demand deposits - interest-bearing	6,749	6,009
Savings deposits	7,253	7,584
Money market deposits	10,263	8,813
Certificates of deposit	77,784	77,401

Total deposits	103,618	101,465
Advances from Federal Home Loan Bank	6,500	6,500
Advances from borrowers for taxes and insurance	525	499
Other liabilities	405	286
Common stock in ESOP subject to contingent purchase obligation	71	73

Total liabilities	111,119	108,823

Stockholders’ equity
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding at: June 30, 2009 – 1,950,442 (net of treasury shares) December 31, 2008 – 1,979,742 (net of treasury shares)	20	20
Additional paid-in-capital	8,055	8,014
Treasury stock, at cost – 67,784 shares at June 30, 2009 and 38,484 shares at December 31, 2008	(460)	(285)
Retained earnings, substantially restricted	7,878	8,397
Unearned Employee Stock Ownership Plan (ESOP) shares	(639)	(665)
Accumulated other comprehensive income	45	9
Reclassification of ESOP shares	(71)	(73)

Total equity	14,828	15,417

Total liabilities and equity	$125,947	$124,240

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30,
	2009	2008	2009	2008
Interest and dividend income
Loans	$1,402	$1,498	$2,901	$3,097
Securities	31	42	66	86
Federal funds sold	3	19	5	43
Interest-earning deposit accounts and other	1	8	1	18

	1,437	1,567	2,973	3,244

Interest expense
Deposits	689	777	1,408	1,629
Federal Home Loan Bank advances	72	57	144	110

	761	834	1,552	1,739

Net interest income	676	733	1,421	1,505

Provision for loan losses	478	—	555	72

Net interest income after provision for loan losses	198	733	866	1,433

Non-interest income
Service fee income	36	34	67	72
Loss on sale of other assets	—	—	(10)	(4)
Other	2	3	4	6

	38	37	61	74

Non-interest expense
Compensation and employee benefits	434	452	874	906
Occupancy and equipment	147	157	285	313
Data processing services	58	60	117	125
Professional fees	83	98	162	180
Regulatory fees	112	13	144	26
Other	76	108	166	198

	910	888	1,748	1,748

Loss before income taxes	(674)	(118)	(821)	(241)

Income tax benefit	251	46	302	76

Net loss	$(423)	$(72)	$(519)	$(165)

Loss per common share	(0.22)	(0.04)	(0.27)	(0.09)

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2009 and 2008 – (Unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Amount Reclassified on ESOP Shares	Total	Comprehensive Income (Loss)

Balance at January 1, 2008	$20	$7,954	$—	$8,592	$(724)	$(16)	$(47)	$15,779
Comprehensive income (loss)
Net loss	—	—	—	(165)	—	—	—	(165)	$(165)
Unrealized gain on securities available-for-sale, net of deferred income taxes	—	—	—	—	—	(4)	—	(4)	(4)

Total comprehensive (loss)									$(169)

Earned ESOP shares and other stock based compensation	—	18	—	—	25	—	—	43
Purchase of common stock (6,000 shares)	—	—	(57)	—	—	—	—	(57)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	(15)	(15)

Balance at June 30, 2008	$20	$7,972	$(57)	$8,427	$(699)	$(20)	$(62)	$15,581

Balance at January 1, 2009	$20	$8,014	$(285)	$8,397	$(665)	$9	$(73)	$15,417
Comprehensive income (loss)
Net loss	—	—	—	(519)	—	—	—	(519)	$(519)
Unrealized gain on securities available for-sale, net of deferred income taxes	—	—	—	—	—	36	—	36	36

Total comprehensive (loss)									$(483)

Earned ESOP shares and other stock based compensation	—	41	—	—	26	—	—	67
Purchase of common stock (29,300 shares)	—	—	(175)	—	—	—	—	(175)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	2	2

Balance at June 30, 2009	$20	$8,055	$(460)	$7,878	$(639)	$45	$(71)	$14,828

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(519)	$(165)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	55	79
ESOP and other stock based compensation	67	43
Amortization of premiums and discounts	19	27
Provision for loan losses	555	72
Loss on sale of other assets	10	4
Changes in:
Deferred loan costs	114	(93)
Accrued interest receivable	50	37
Other assets	(278)	—
Other liabilities	119	(225)

Net cash from operating activities	192	(221)

Cash flows from investing activities
Principal repayments on mortgage-backed securities	382	458
Net decrease in loans	4,531	5,963
Purchase of loans	(2,108)	(4,717)
Sales of other assets	48	365
Expenditures for premises and equipment	—	(43)

Net cash from investing activities	2,853	2,026

Cash flows from financing activities
Net increase (decrease) in deposits	2,153	(1,835)
Purchase of treasury stock	(175)	(57)
Advances from the Federal Home Loan Bank	—	2,000
Net change in advances from borrowers for taxes and insurance	26	(42)

Net cash from financing activities	2,004	66

Net change in cash and cash equivalents	5,049	1,871

Cash and cash equivalents at beginning of year	7,950	3,769

Cash and cash equivalents at end of period	$12,999	$5,640

Supplemental disclosures
Interest paid	$1,485	$1,586
Income taxes paid	—	—
Transfer of office building to other real estate	—	396
Transfers from loans to repossessed assets	915	228

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

Note 2 – Securities Available-for-Sale

As of June 30, 2009 and December 31, 2008, all of the Company’s securities available-for-sale are residential mortgage-backed securities issued by the Government National Mortgage Association, Federal Home Loan Mortgage Corporation or Federal National Mortgage Association. Gross unrealized gains and losses at June 30, 2009 were $74,000 and zero, respectively.

Note 3 – Stock Based Compensation

On October 18, 2006, the Company adopted an employee stock ownership plan (“the ESOP”) for the benefit of substantially all employees. The ESOP borrowed $778,000 from the Company and used those funds to acquire 77,763 shares of the Company’s common stock in connection with the Company’s initial public offering at a price of $10 per share.

The ESOP has a plan year end of December 31. Expense related to the ESOP was $7,000 and $11,000 during the three months ended June 30, 2009 and 2008 and $14,000 and $22,000 for the six months ended June 30, 2009 and 2008, respectively.

Shares held by the ESOP at June 30, 2009 were as follows:

Shares committed to be released	2,534
Allocated shares	10,940
Unearned ESOP shares	63,911

Total ESOP shares	77,385

Fair value of unearned ESOP shares	$336,000

Fair value of allocated shares subject to repurchase obligation	$71,000

On March 26, 2008, stockholders of the Company approved the Ben Franklin Financial, Inc. Equity Incentive Plan (the “Plan”) which provides officers, employees, and directors of the Company and the Bank with stock based incentives to promote our growth and performance. The Plan shall remain in effect as long as any awards are outstanding provided, however, that no awards be granted under the plan after ten years from the date of adoption. The Plan authorizes the issuance of up to 136,085 shares of our common stock pursuant to grants of incentive and non-statutory stock options, stock appreciation rights, and restricted stock awards. No more than 38,881 shares may be issued as restricted stock awards. No more than 97,204 shares may be issued pursuant to stock options and stock appreciation rights, all of which may be granted pursuant to the exercise of incentive stock options. On April 17, 2008, we granted restricted stock awards for 34,476 common shares and stock options for 86,740 common shares under the Plan, all of which vest over a five year period. Awards under the Plan may also fully vest upon the participant’s death or disability or change in control of the Company. All of the options granted have an exercise price of $9.36 per share, which was the closing price of the stock on the grant date. As of June 30, 2009, there were 17,348 options which had vested. No options were exercised or forfeited as of June 30, 2009. The options had no intrinsic value as of June 30, 2009.

Stock option expense was $10,000 and $20,000 for the three and six months ended June 30, 2009, and $8,000 for the three and six months ended June 30, 2008. As of June 30, 2009, $150,000 of unrecognized compensation cost, which is expected to be recognized over the next 3.8 years.

The fair value of the restricted stock awards was $9.36 per share, which was the closing price of the stock on the April 17, 2008 grant date. As of June 30, 2009, 6,896 shares had vested. None of the restricted stock awards were forfeited as of June 30, 2009. Restricted stock award expense was $16,000 and $32,000 during the three and six months ended June 30, 2009, respectively, and $22,000 during the three and six month periods ended June 30, 2008. As of June 30, 2009, there was $245,000 of unrecognized compensation cost related to shares granted under the Plan. The cost is expected to be recognized over the next 3.8 years.

The value of stock options and restricted stock awards as of the grant date are expensed over the five year vesting period. Forfeitures of stock options and restricted stock awards are expected to be insignificant.

No stock options or restricted stock awards have been granted since April 17, 2008.

Note 4 – Earnings Per Share

Basic earnings (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released ESOP shares. Diluted earnings per share shows the dilutive effect, if any, of additional common shares issuable under stock options, using the treasury stock method. Because of the Company’s net loss for the three and six months ended June 30, 2009 and 2008, all stock options were excluded from the computation of diluted loss per share.

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net loss	$(423,000)	$(72,000)	$(519,000)	$(165,000)
Weighted average common shares outstanding	1,891,176	1,939,630	1,898,282	1,925,848
Basic and diluted loss per share	$(0.22)	$(0.04)	$(0.27)	$(0.09)

Note 5 – Stock Repurchase Program

On April 23, 2008 the Company adopted a stock repurchase program to repurchase up to 44,634 shares or 4.8% of the Company’s outstanding common stock (excluding shares held by the MHC). This program was completed in January of 2009. On January 28, 2009 the Company adopted a second stock repurchase program to repurchase up to 42,487 shares representing approximately 5.0% of the Company’s outstanding common stock (excluding shares held by the MHC). As of June 30, 2009, the Company had repurchased 67,650 shares under both programs.

Note 6 – New Accounting Standards

In March 2008, Statement 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, was issued by the FASB. This Statement expands the disclosure requirements of Statement 133 and requires the reporting entity to provide enhanced disclosures about the objectives and strategies for using derivative instruments, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and credit-risk related contingent features in derivative agreements. The Statement is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this Statement has not had an impact on the results of operations or financial condition of the Company as the Company does not have any derivative instruments and is not involved in any hedging activities.

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

In April 2009 the FASB issued FSP 115-2 & 124-2, Recognition and Presentation of Other Than Temporary Impairments. The FSP eliminates the requirement for the financial statement issuer to evaluate whether it has the intent and ability to hold an impaired investment until maturity. Conversely, the new FSP requires the issuer to recognize an other than temporary impairment (“OTTI”) if the issuer intends to sell the impaired security or the issuer will be required to sell the security prior to recovery. In the event that the sale of the security in question prior to its maturity is not probable but the entity does not expect to recover its amortized cost basis in that security, then the entity will be required to recognize an OTTI. In the event that the recovery of the security’s cost basis prior to maturity is not probable and an OTTI is recognized, the FSP provides that any component of the OTTI relating to a decline in the creditworthiness of the debtor should be reflected in earnings, with the remainder being recognized in Other Comprehensive Income. Conversely, in the event that the issuer determines that sale of the security in question prior to recovery is probable, then the entire OTTI will be recognized in earnings. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. Adoption of this FSP did affect the Company’s financial statements.

In April 2009 the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The FSP provides additional guidance for determining fair value based on observable transactions. The FSP provides that if evidence suggests that an observable transaction was not executed orderly then little, if any, weight should be assigned to this indication of an asset or liability’s fair value. Conversely, if evidence suggests that the observable transaction was executed orderly then the transaction price of the observable transaction may be appropriate to use in determining the fair value of the asset/liability in question, with appropriate weighting given to this indication based on facts and circumstances. Finally, if there is no way for the entity to determine whether the observable transaction was executed orderly, relatively less weight should be ascribed to this indicator of fair value. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. Adoption of this FSP has not affected the Company’s financial statements.

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

In December 2007, the FASB issued Statement 141R, Business Combinations. Statement 141R replaces the current standard on business combinations and will significantly change the accounting for and reporting of business combinations. This statement requires an entity to measure the business acquired at fair value and to recognize goodwill attributable to any noncontrolling interests (previously referred to as minority interests) rather than just the portion attributable to the acquirer. The statement will also result in fewer exceptions to the principle of measuring assets acquired and liabilities assumed in a business combination at fair value. In addition, the statement will result in payments to third parties for consulting, legal, audit, and similar services associated with an acquisition to be recognized as expenses when incurred rather than capitalized as part of the business combination. Statement 141R is effective for fiscal years beginning on or after December 15, 2008.

In June 2008, the FASB issued FSP EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. (“FSP EITF 03-6-1”). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method of Statement 128, Earnings Per Share. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption of FSP EITF 03-6-1 in 2009, the Company began including non-vested restricted stock shares in the computation of basic earnings (loss) per share. Previously, non-vested share awards were included in the computation of diluted earnings (loss) per share but excluded from the basic EPS computation. Beginning with the second quarter of 2008, when non-vested restricted stock was first awarded, all prior-period EPS data presented has been adjusted retrospectively to conform with the provisions of this FSP. Previously, non-vested restricted stock awards were excluded from the basic EPS computation and included in the diluted EPS computation. Adoption of FSP EITF 03-6-1 did not affect the Company’s basic or diluted loss per share for the three and six months ended June 30, 2008 and is not expected to affect the net loss per share for the remaining periods of 2008, because this change in computation does not involve a sufficient number of shares.

In May 2009, the FASB issued Statement 165, Subsequent Events. The statement sets forth guidance concerning the recognition or disclosure of events or transactions that occur subsequent to the balance sheet date but prior to the release of the financial statements. The statement also defines “available to be issued” financial statements as financial statements that are complete and in a format that complies with GAAP and have received all the required approvals, for example from the board of directors. The statement sets forth that management of a public company must evaluate subsequent events for recognition and/or disclosure through the date of issuance, whereas private companies need only evaluate subsequent events through the date the financial statements became available to be issued. The statement also delineates between and defines the recognition and disclosure requirements for Recognized Subsequent Events and Non-Recognized Subsequent Events. Recognized Subsequent Events provide additional evidence about conditions that existed as of the balance sheet date and will be recognized in the entity’s financial statements. Non-Recognized Subsequent Events provide evidence about conditions that did not exist as of the balance sheet date and if material will warrant disclosure of the nature of the subsequent event and the financial impact. An entity shall disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or available to be issued. This statement is effective for interim and annual reporting periods ending after June 15, 2009. The Company has evaluated subsequent events through the date of issuance of these financial statements on August 14, 2009. Adoption of Statement 165 did not impact the Company’s financial statements.

Newly Issued, but not yet Effective Accounting Standards

In June 2009, the FASB issued Statement No. 166, “Accounting for the Transfer of Financial Assets - an Amendment of FASB Statement No. 140.” Statement 166 removes the concept of a special purpose entity (“SPE”) from Statement 140 and removes the exception from applying FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” to qualifying SPEs. It limits the circumstances in which a transferor derecognizes a financial asset. The statement amends the requirements for the transfer of a financial asset to meet the requirements for “sale” accounting. The statement is effective for all interim and annual periods beginning after November 15, 2009. The Company is currently evaluating the impact of Statement 166 on its financial position and results of operations.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R).” This Statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in the variable interest entity. The statement is effective for all interim and annual periods beginning after November 15, 2009. The Company does not expect adoption of Statement 167 to have a material impact on the Company’s financial statements.

On July 1, 2009, the FASB’s GAAP Codification became effective as the sole authoritative source of U.S. GAAP. This codification was issued under FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” This Codification reorganizes current GAAP for nongovernmental entities into a topical index to facilitate accounting research and to provide users additional assurance that they have referenced all related literature pertaining to a given topic. Existing GAAP prior to the Codification was not altered in compilation of the GAAP Codification. Statement 168 is effective for all interim and annual periods ending after September 15, 2009.

Note 7 – Fair Value

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2009
Assets:
Mortgage-backed securities available for sale—residential	$2,774	$—	$2,774	$—

December 31, 2008
Assets:
Mortgage-backed securities available for sale—residential	$3,101	$—	$3,101	$—

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

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2009
Assets:
Impaired loans	$1,314	$—	$—	$1,314
Repossessed assets	$878	$—	$—	$878

December 31, 2008
Assets:
Impaired loans	$1,720	$—	$—	$1,720
Repossessed assets	$18	$—	$—	$18

Impaired loans, which are measured for impairment using the fair value of the collateral (less cost to sell) for collateral dependent loans, had a cost basis of $1,406,000, with a $92,000 valuation allowance at June 30, 2009 resulting in an additional provision for loan losses of $25,000 for the six months ended June 30, 2009. The fair value of collateral is based on appraisals for impaired loans less sales commissions, legal fees, and other closing costs. Impaired loans at December 31, 2008 had a cost basis of $1,793,000 with a $73,000 valuation allowance. The fair value of real estate owned is based on fair value of the real estate less cost to sell. The fair value of repossessed automobiles is based on published values of comparable models with similar features and in similar condition.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2009
	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$12,999	$12,999
Securities available-for-sale	2,774	2,774
Loans receivable, net	105,736	109,402
FHLB stock	1,337	N/A
Accrued interest receivable	510	510

Financial liabilities
Demand, money market, and savings	$(25,834)	$(25,834)
Certificates of deposits	(77,784)	(79,621)
FHLB advances	(6,500)	(6,653)
Accrued interest payable	(131)	(131)

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The methods and assumptions used to determine fair values for each class of financial instrument are presented below.

The estimated fair values for cash and cash equivalents, accrued interest receivable, demand, money market, and savings deposits, and accrued interest payable approximate their carrying values. The estimated fair values for securities available-for-sale are based on matrix pricing. It was not practicable to determine the fair value of FHLB stock due to the restriction placed on transferability. The estimated fair value for loans is based on current market rates for similar loans, applied for the time period until estimated payment. The estimated fair value of certificates of deposit is based on current market rates for such deposits, applied for the time period until maturity. The fair value of FHLB advances is based on current rates for similar financing. Loan commitments are not included in the table above as their estimated fair value is immaterial.

While the above estimates are based on management’s judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of these items on June 30, 2009, the fair values would have been achieved, because the market value may differ depending on the circumstances.

Note 8 – Non-performing Assets

The following table sets forth the amounts of our non-performing assets at the dates indicated.

	June 30, 2009	December 31, 2008
Non-performing loans	$4,921	$3,426
Foreclosed and repossessed assets	878	19

Total non-performing assets	$5,799	$3,445
Non-performing loans to total loans	4.61%	3.10%
Non-performing assets to total assets	4.60%	2.77%

Note 9 – Allowance for Loan Losses

The following table sets forth the activity in our allowance for loan losses for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)

Balance at beginning of period	$626	$567	$584	$495
Total charge-offs	108	72	143	73
Total recoveries	1	—	1	1
Provision for loan losses	478	—	555	72

Balance at end of period	$997	$495	$997	$495

	At June 30, 2009	At December 31, 2008
Ratios:
Allowance for loan losses to non-performing loans at end of period	20.26%	17.05%
Allowance for loan losses to total loans at end of period	0.93%	0.53%

Note 10 – U.S. Treasury’s Troubled Asset Relief Program - Capital Purchase Program

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

Factors that could cause future results to vary from current management expectations include, but are not limited to: our ability to manage the risk from our multi-family, commercial real estate, construction, commercial, and automobile lending including purchased loans; the future level of deposit insurance premiums and special assessments applicable to us; significantly increased competition among depository and other financial institutions; our ability to execute our plan to grow our assets on a profitable basis; our ability to execute on a favorable basis any plan we may have to acquire other institutions or branches or establish new offices; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments and inflation; general economic conditions, either nationally or in our market area; adverse changes in the securities and national and local real estate markets (including loan demand, housing demand, and real estate values); legislative or regulatory changes that adversely affect our business; our ability to enter new markets successfully and take advantage of growth opportunities; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting bodies; changes in our organization, compensation and benefit plans; and other factors. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, mortgage-backed and other securities, and other interest-earning assets, and the interest paid on our interest-bearing liabilities, consisting primarily of savings and transaction accounts, certificates of deposit, and Federal Home Loan Bank of Chicago advances. Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of deposit service charges and loan origination service fees charged for loans funded by other institutions, gains on sale of assets, and miscellaneous other income. Non-interest expense consists primarily of compensation and employee benefits, occupancy and equipment expenses, data processing, professional fees, and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities. The current weak economic environment has resulted in the contraction of real estate activity and has many businesses facing financial pressures, and thus will present challenges to our growth objectives. While we believe growth is essential for our future profitability, we intend to carefully monitor our underwriting standards and the concentration levels within our loan portfolio to minimize our exposure to credit risks. Continued weakness in the economy and customer demand may result in lower loan origination activity in 2009.

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

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

General. Asset growth during the second quarter of 2009 was flat as loan demand remained weak due to the prolonged economic recession. For the three months ended June 30, 2009, loans originated for our portfolio decreased $1.6 million from the first quarter of 2009. Our allowance for loan losses increased primarily due to issues related to specific loans and to overall declines in real estate values. Deposit growth was also flat during the second quarter of 2009 compared to the first quarter as new account openings, primarily certificates of deposit, decreased by $3.4 million.

Assets. Total assets at June 30, 2009 were $125.9 million compared to $124.2 million at December 31, 2008, an increase of $1.7 million or 1.3%. This increase was primarily due to an increase in cash and cash equivalents of $5.0 million as a result of the decrease in our loan portfolio of $4.0 million, and an increase of $2.2 million in customer deposits.

Our loan portfolio balance was $105.7 million at June 30, 2009 compared to $109.8 million at December 31, 2008. During the six months ended June 30, 2009, the balance of our one-to four- family, construction, and automobile loans decreased $3.0 million, $2.8 million and $1.7 million respectively, due to repayments, pay-offs, and the transfer of a construction loan to repossessed assets due to foreclosure which totaled $878,000. These decreases were partially offset by a $1.9 million increase in our multi-family loans and a $1.3 million increase in commercial business loans. The increase in our commercial business loans was primarily due to the purchase of loans from another financial institution made to medical practitioners secured by medical equipment. We review each purchased loan individually based on our underwriting standards. Each purchased loan includes cash reserves held by us and the servicer. For the first six month of 2009, we purchased approximately $1.9 million of such loans and had a total outstanding balance of $2.8 million at June 30, 2009. We anticipate additional purchases of these loans subject to our loan portfolio limits and risk assessments. Overall, we anticipate our loan origination activity will remain at current levels until real estate values stabilize and the economy begins to recover.

At June 30, 2009 our allowance for loan losses was $997,000 or 0.93% of total loans compared to $584,000 or 0.53% of total loans at December 31, 2008. In July of 2009, we were notified that one of our commercial borrowers declared bankruptcy. The loan to this borrower, which is secured by four commercial leases, totaled $896,000 at June 30, 2009 and was 30 days delinquent at June 30, 2009. Our review of available information, including possible fraud on the part of this commercial borrower, resulted in an increase to our allowance for loan losses of $340,000. Our allowance also reflected an increase in the loss factors applied to pools of performing loans due to increases in charge-offs during the six months ended June 30, 2009. Our non-performing loans, including the $896,000 loan discussed above, increased to $4.9 million or 4.61% of total loans at June 30, 2009 compared to $3.4 million or 3.10% of total loans at December 31, 2008. This increase was primarily due to two loans totaling $1.4 million loan secured by commercial real estate and business assets of a manufacturing customer and the aforementioned loan secured by commercial leases. Our non-performing assets to total assets at June 30, 2009 increased to 4.60% from 2.77% at December 31, 2008 primarily due to the aforementioned loans.

Our securities portfolio balance decreased $327,000 or 10.5% to $2.8 million at June 30, 2009 compared to $3.1 million at December 31, 2008 primarily due to repayments on mortgage-backed securities. Cash and cash equivalents increased $5.0 million to $13.0 million at June 30, 2009 primarily due to repayments on loans and an increase in customer deposits. Management anticipates increasing the securities portfolio in the future given the current low level of interest rates for federal funds.

Liabilities. Our deposits increased by $2.1 million or 2.1% to $103.6 million at June 30, 2009 compared to $101.5 million at December 31, 2008. Our non-certificate accounts increased $1.8 million or 7.4% to $25.8 million at June 30, 2009 and included a $1.5 million increase in our money market accounts. Our certificate of deposit accounts increased $383,000 or 0.5% to $77.8 million at June 30, 2009.

Equity. Total stockholders’ equity at June 30, 2009 was $14.8 million, a decrease of $589,000 or 3.8% compared to $15.4 million at December 31, 2008. The decrease resulted primarily from our net loss of $519,000 and the repurchase of $175,000 of the Company’s common stock under its repurchase program during 2009, offset by an increase of $69,000 for ESOP and other stock based compensation and an increase of $36,000 due to unrealized gains on available-for-sale securities.

Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008

General. Our net loss for the three months ended June 30, 2009 was $423,000 compared to a net loss of $72,000 for the three months ended June 30, 2008, primarily due to an increase in our provision for loan losses and the decrease in our net interest income. Our $478,000 provision for loan losses for the second quarter of 2009 was primarily due to a loan to a commercial leasing company which declared bankruptcy in July 2009, as well as an increase in our estimated loss rates applied to pools of performing loans, reflecting the decreasing values of real estate in our local market area and the prolonged economic recession. The decline in market interest rates as reflected by the 200 basis point decrease in the prime rate from April 2008 to December 2008, which primarily affects the rates on our adjustable rate loans as well as rates for new loans, contributed to the $57,000 decrease in our net interest income for the three months ended June 30, 2009 compared to the prior year period. Other factors which contributed to the decrease in our net interest income were a $29,000 increase in the loss of interest on non-accrual loans for the second quarter of 2009 compared to the prior year period and a decrease in the rate earned on federal funds sold and interest earning deposits in other banks, which yielded considerably less for the three months ended June 30, 2009 than the same period in 2008.

Interest Income. Interest income was $1.4 million for the three months ended June 30, 2009, $130,000 or 8.3% less than the prior year period. Interest income from loans decreased $96,000 or 6.4% to $1.4 million for the three months ended June 30, 2009 primarily due to the decrease in the average yield on loans to 5.28% compared to 5.82% for the prior year period due to lower market rates on our adjustable rate loans. In addition to the decrease in market rates, interest income was reduced $54,000 for the second quarter of 2009 due to non-accrual loans compared to a $25,000 decrease the prior year period. The impact on interest income from loans from lower market yields and non-accrual loans was partially offset by an increase in interest income due to a $3.2 million increase in the average balance of our loan portfolio to $106.4 million for the three months ended June 30, 2009 compared to the prior year period. The increase was attributable to a $5.9 million increase in the average balance of our home equity lines-of-credit, a $3.0 million increase in the average balance of our multi-family, commercial real estate, and land loans, and a $2.7 million increase in the average balance of our commercial business loans. The increase in the average balance of our home equity lines-of-credit was due to increased originations in 2008 as well as an increase in utilization of available lines. These increases were offset by decreases in the average balance of our one-to four-family real estate loans, construction loans, and consumer loans of $4.1 million, $2.1 million, and $2.1 million respectively.

Interest income from securities decreased $11,000 or 26.2% to $31,000 for the three months ended June 30, 2009. The average balance of our securities portfolio decreased $720,000 to $4.2 million for the three months ended June 30, 2009 as compared to the prior year period due to repayments on mortgage-backed securities. The yield on securities for the three months ended June 30, 2009 was 3.00% compared to 3.40% for the prior year period, primarily due to the downward repricing of our adjustable rate mortgage-backed securities.

Interest from other interest-earning assets for the three months ended June 30, 2009 decreased $23,000 to $4,000. The average yield on other interest-earning assets was 0.11% for the first quarter of 2009 compared to 2.00% for the prior year period due to declining interest rates. The average balance of other interest-earning assets increased $7.9 million to $13.4 million for the three months ended June 30, 2009 compared to $5.5 million for the prior year period.

Interest Expense. Interest expense for the three months ended June 30, 2009 was $761,000, a decrease of $73,000 or 8.8% from the prior year period. Interest expense on deposits decreased $88,000 due to a decrease in the average cost of deposits as a result of the general decline in market interest rates. Our average cost of deposits decreased to 2.69% for the three months ended June 30, 2009 compared to 3.36% for the prior year period. Given current market rates, we anticipate a further reduction in costs as higher rate certificates of deposit mature and reprice at the current lower rates. The average balance of interest bearing deposits increased $9.7 million to $102.5 million for the second quarter of 2009 compared to the prior year period primarily due to a $9.4 million increase in the average balance of our certificate of deposit accounts to $78.5 million for the three months ended June 30, 2009. The average balance of our non-certificate of deposit accounts increased to $24.0 million for the second quarter of 2009 compared to $23.6 million from the prior year period.

Interest expense on advances from the Federal Home Loan Bank of Chicago increased $15,000 to $72,000 for the three months ended June 30, 2009 from the prior year period primarily due to a higher average balance. The average balance of Federal Home Loan Bank advances for the three months ended June 30, 2009 was $6.5 million with an average cost of 4.48% compared to an average balance of $5.2 million with an average cost of 4.37% for the prior year period.

Net Interest Income. Net interest income for the three months ended June 30, 2009 was $676,000 compared to $733,000 for the three months ended June 30, 2008. For the three months ended June 30, 2009, the average yield on interest-earning assets was 4.65% and the average cost of interest-bearing liabilities was 2.80% compared to 5.53% and 3.41%, respectively, for the three months ended June 30, 2008. These changes resulted in a decrease in our net interest rate spread to 1.85% for the second quarter of 2009 compared to 2.12% for the second quarter of 2008. Our net interest margin decreased to 2.18% for the three months ended June 30, 2009 from 2.58% for the prior year period.

Provision for Loan Losses. Our provision for loan losses was $478,000 for the three months ended June 30, 2009. There was no provision for the three months ended June 30, 2008. Our provision for the three months ended June 30, 2009 reflected: 1) a $340,000 provision for a loan to a commercial leasing company; 2) an increase in charge-offs primarily from the sale of collateral securing a non-performing commercial real estate loan, which we accepted in lieu of foreclosure, and automobile loans. These factors resulted in an overall increase in the estimated loss factors applied to performing loans in our portfolio.

Non-interest Income. For the three months ended June 30, 2009, non-interest income was $38,000 compared to $37,000 for the three months ended June 30, 2008. Fees to originate loans for other financial institutions increased $4,000 for the second quarter of 2009 compared to the prior year period. This increase was offset by decreases in account service fees.

Non-interest Expense. For the three months ended June 30, 2009, non-interest expense totaled $910,000 compared to $888,000 for the three months ended June 30, 2008, an increase of 2.5%. Regulatory fees increased $99,000 primarily due to: 1) the FDIC’s increase in the deposit insurance assessment rates which were effective at the beginning of 2009; and 2) a special assessment charged by the FDIC to increase its reserves, both of which were imposed on all FDIC insured institutions. The charge for the special assessment was approximately $57,000. The FDIC may impose additional special assessments in the future. In addition, during the first quarter of 2009, we exhausted the balance of our one time credit which was used to reduce our FDIC assessment over the past several years. Compensation and employee benefit costs decreased $18,000 primarily due to a $30,000 decrease in salaries due to a staff reduction and a change in our lending commission structure. This decrease was offset by a $12,000 increase in costs related to the equity incentive plan which was adopted March 26, 2008. Occupancy and equipment expense decreased $10,000 primarily due to our lower depreciation charges. Other expenses decreased $49,000 including a $18,000 decrease in marketing expense and a $15,000 decrease in legal expense.

Income Tax Benefit. The income tax benefit was $251,000 for the three months ended June 30, 2009 compared to $46,000 for the three months ended June 30, 2008. The change was primarily due to the increase in pretax loss of $556,000 between the two comparative periods.

Comparison of Operating Results for the Six Months Ended June 30, 2009 and 2008

General. Our net loss for the six months ended June 30, 2009 was $519,000 compared to a net loss of $165,000 for the six months ended June 30, 2008. Our $555,000 provision for loan losses for the first six months of 2009 was primarily due to a loan to a commercial leasing company which declared bankruptcy in July 2009, as well as charge-offs and an increase in estimated loss rates applied to pools of performing loans, reflecting the decreasing values of real estate in our local market and the prolonged economic recession. The decline in market interest rates as reflected by an average prime rate of 3.25% for the first six months of 2009 compared to 6.16% for the same period the prior year, contributed to the $84,000 decrease in our net interest income for the six months ended June 30, 2009 compared to the prior year period. Other factors which contributed to the decrease in our net interest income were a $25,000 increase in the loss of interest on non-accrual loans for the first six months of 2009 compared to the prior year period and an decrease in earnings on federal funds sold and interest earning deposits, which yielded considerably less for the six months ended June 30, 2009 than the same period in 2008.

Interest Income. Interest income was $3.0 million for the six months ended June 30, 2009, $271,000 or 8.4% less than the prior year period. Interest income from loans decreased $196,000 or 6.3% to $2.9 million for the six months ended June 30, 2009 primarily due to the decrease in the average yield on loans to 5.41% compared to 5.99% for the prior year period. In addition to the decrease in market rates, interest income was reduced $54,000 for the first half of 2009 due to non-accrual loans compared to a $29,000 decrease the prior year period. The impact on interest income from loans due to lower market yields and non-accrual loans was partially offset by an increase in interest income due a $4.3 million increase in the average balance of our loan portfolio to $107.8 million for the six months ended June 30, 2009 compared to the prior year period. The increase was attributable to a $6.7 million increase in the average balance of our home equity lines-of-credit, a $2.6 million increase in the average balance of our multi-family, commercial real estate and land loans, and a $2.1 million increase in the average balance of our commercial business loans. The increase in the average balance of our home equity lines-of-credit was due to increased originations in 2008 as well as an increase in utilization of available lines. These increases were offset by a $4.5 million decrease in the average balance of our one-to four-family real estate loans due to repayments on our adjustable rate loans and a $1.7 million decrease in the average balance of our construction loans.

Interest income from securities decreased $20,000 or 23.3% to $66,000 for the six months ended June 30, 2009. The average balance of our securities portfolio decreased $742,000 to $4.3 million for the six months ended June 30, 2009 as compared to the prior year period due to repayments on mortgage-backed securities. The yield on securities for the six months ended June 30, 2009 was 3.09% compared to 3.43% for the prior year period, primarily due to the downward repricing of our adjustable rate mortgage-backed securities.

Interest from other interest-earning assets for the six months ended June 30, 2009 decreased $55,000 to $6,000. The average yield on other interest-earning assets was 0.11% for the six months ended June 30, 2009 compared to 2.43% for the prior year period due to declining interest rates. The average balance of other interest-earning assets increased $5.4 million to $10.4 million for the six months ended June 30, 2009 compared to $5.0 million for the prior year period.

Interest Expense. Interest expense for the six months ended June 30, 2009 was $1.6 million, a decrease of $187,000 or 10.8% from the prior year period. Interest expense on deposits decreased $221,000 due to a decrease in the average cost of deposits as a result of the general decline in market interest rates. Our average cost of deposits decreased to 2.78% for the six months ended June 30, 2009 compared to 3.50% for the prior year period. The average balance of interest bearing deposits increased $9.0 million to $102.2 million for the first half of 2009 compared to the prior year period primarily due to a $9.7 million increase in the average balance of our certificate of deposit accounts to $79.0 million for the six months ended June 30, 2009. The average balance of our non-certificate of deposit accounts decreased to $23.2 million for the first half of 2009 compared to $24.0 million from the prior year period.

Interest expense on advances from the Federal Home Loan Bank of Chicago increased $34,000 to $144,000 for the six months ended June 30, 2009 compared to the prior year period. The average balance of Federal Home Loan Bank advances for the six months ended June 30, 2009 was $6.5 million with an average cost of 4.48% compared to an average balance of $4.9 million with an average cost of 4.53% for the prior year period. Beginning in the second quarter of 2008, we increased our balance of FHLB advances to help meet liquidity needs. We anticipate paying off a $2.5 million advance that matures in September of 2009.

Net Interest Income. Net interest income for the six months ended June 30, 2009 was $1.4 million compared to $1.5 for the six months ended June 30, 2008. For the six months ended June 30, 2009, the average yield on interest-earning assets was 4.88% and the average cost of interest-bearing liabilities was 2.88% compared to 5.72% and 3.56%, respectively, for the six months ended June 30, 2008. These changes resulted in a decrease in our net interest rate spread to 2.00% for the first half of 2009 compared to 2.16% for the prior year period. Our net interest margin decreased to 2.33% for the six months ended June 30, 2009 compared to 2.65% for the prior year period.

Provision for Loan Losses. Our provision for loan losses increased $483,000 for the six months ended June 30, 2009 to $555,000 compared to $72,000 for the six months ended June 30, 2008. Our provision for the six months ended June 30, 2009 reflected; 1) a $340,000 provision for a loan to a commercial leasing company; 2) an increase in charge-offs primarily from the sale of collateral securing a non-performing commercial real estate loan, which we accepted in lieu of foreclosure, and automobile loans; and 3) a the decline in collateral value for other non-performing loans which resulted in an increase in estimated loss factors applied to various performing loan segments of our portfolio.

Non-interest Income. For the six months ended June 30, 2009, non-interest income decreased $13,000 to $61,000 compared to $74,000 for the six months ended June 30, 2008 primarily due to a $6,000 increase in loss on the sale of repossessed automobiles and a $5,000 decrease in fees to originate loans for other financial institutions.

Non-interest Expense. For the six months ended June 30, 2009, non-interest expense totaled $1.7 million, the same as for the six months ended June 30, 2008. Regulatory fees increased $118,000 primarily due to: 1) the FDIC’s increase in the deposit insurance assessment rates which were effective at the beginning of 2009; and 2) a special assessment charged by the FDIC to increase its reserves, both of which were imposed on all FDIC insured institutions. The charge for the special assessment was approximately $57,000. The FDIC may impose additional special assessments in the future. In addition, during the first quarter of 2009, we exhausted the balance of our one time credit which was used to reduce our FDIC assessment over the past several years. Compensation and employee benefit costs decreased $32,000 primarily due to a $59,000 decrease in salaries due to a staff reduction and a change in our lending commission structure. This decrease was offset by a $30,000 increase in costs related to the equity incentive plan which was adopted March 26, 2008. Occupancy and equipment expense decreased $28,000 primarily due to our lower depreciation charges. Other expenses decreased $58,000 including a $24,000 decrease in marketing expense, a $17,000 decrease related to the special meeting in 2008, and a $33,000 decrease in legal expense. These decreases were offset by a $19,000 increase in internal and external audit fees.

Income Tax Benefit. The income tax benefit was $302,000 for the six months ended June 30, 2009 compared to $76,000 for the six months ended June 30, 2008. The change was primarily due to the increase in pretax loss of $580,000 between the two comparative periods.

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

	Three Months Ended June 30,
	2009			2008
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)

Assets:
One- to four-family	$38,465	$510	5.30%	$42,604	$573	5.38%
Multi-family, commercial real estate, and land	30,723	448	5.86	27,704	469	6.79
Construction	5,635	93	6.62	7,782	108	5.59
Commercial business	5,491	80	5.87	2,828	53	7.59
Home equity lines-of-credit	16,752	126	3.00	10,814	109	4.03
Automobile and other consumer	9,328	145	6.25	11,469	186	6.50

Total loans	106,394	1,402	5.28	103,201	1,498	5.82
Securities and FHLB stock	4,177	31	3.00	4,897	42	3.40
Other interest-earning assets	13,353	4	0.11	5,468	27	2.00

Total interest-earning assets	123,924	$1,437	4.65	113,566	$1,567	5.53
Non-interest-earning assets	3,266			3,320

Total assets	$127,190			$116,886

Liabilities and stockholders’ equity:
Savings deposits	$7,286	$6	0.33	$7,472	$9	0.48
Money market/demand accounts	16,710	39	0.92	16,148	33	0.84
Certificates of deposit	78,536	644	3.29	69,173	735	4.26

Total deposits	102,532	689	2.69	92,793	777	3.36
FHLB advances	6,500	72	4.48	5,225	57	4.37

Total interest-bearing liabilities	109,032	761	2.80	98,018	834	3.41

Non-interest-bearing deposits	1,842			2,000
Other liabilities	1,035			1,119

Total liabilities	111,909			101,137
Stockholders’ equity	15,281			15,749

Total liabilities and stockholders’ equity	$127,190			$116,886

Net interest income		$676			$733

Net interest rate spread			1.85%			2.12%

Net interest-earning assets	$14,892			$15,548

Net interest margin			2.18%			2.58%

Average of interest-earning assets to interest-bearing Liabilities			113.66%			115.86%

	Six Months Ended June 30,
	2009			2008
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)

Assets:
One- to four-family	$39,539	$1,064	5.38%	$44,049	$1,193	5.42%
Multi-family, commercial real estate, and land	30,324	939	6.24	27,706	935	6.76
Construction	6,329	198	6.32	8,049	268	6.69
Commercial business	5,126	153	6.01	3,066	120	7.86
Home equity lines-of-credit	16,661	246	2.97	9,962	229	4.60
Automobile and other consumer	9,778	301	6.22	10,665	352	6.62

Total loans	107,757	2,901	5.41	103,497	3,097	5.99
Securities and FHLB stock	4,280	66	3.09	5,022	86	3.43
Other interest-earning assets	10,367	6	0.11	5,027	61	2.43

Total interest-earning assets	122,404	$2,973	4.88	113,546	$3,244	5.72
Non-interest-earning assets	4,405			3,408

Total assets	$126,809			$116,954

Liabilities and stockholders’ equity:
Savings deposits	$7,380	$13	0.37	$7,616	$19	0.52
Money market/demand accounts	15,781	69	0.87	16,369	79	0.97
Certificates of deposit	79,033	1,326	3.38	69,249	1,531	4.43

Total deposits	102,194	1,408	2.78	93,234	1,629	3.50
FHLB advances	6,500	144	4.48	4,863	110	4.53

Total interest-bearing liabilities	108,694	1,552	2.88	98,097	1,739	3.56

Non-interest-bearing deposits	1,756			1,848
Other liabilities	999			1,229

Total liabilities	111,449			101,174
Stockholders’ equity	15,360			15,780

Total liabilities and stockholders’ equity	$126,809			$116,954

Net interest income		$1,421			$1,505

Net interest rate spread			2.00%			2.16%

Net interest-earning assets	$13,710			$15,449

Net interest margin			2.33%			2.65%

Average of interest-earning assets to interest-bearing Liabilities			112.61%			115.75%

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

	Three Months Ended June 30, 2009 vs. 2008			Six Months Ended June 30, 2009 vs. 2008
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate

	(Dollars in thousands)

Interest-earning assets:
Loans:
One- to four-family	$(55)	$(8)	$(63)	$(120)	$(9)	$(129)
Multi-family, commercial real estate, and land	48	(69)	(21)	82	(78)	4
Construction	(33)	18	(15)	(56)	(14)	(70)
Commercial business	41	(14)	27	66	(33)	33
Home equity lines-of-credit	50	(33)	17	118	(101)	17
Automobile and other consumer	(33)	(8)	(41)	(29)	(22)	(51)

Total loans	18	(114)	(96)	61	(257)	(196)
Securities	(6)	(5)	(11)	(12)	(8)	(20)
Other interest-earning assets	17	(40)	(23)	32	(87)	(55)

Total interest-earning assets	29	(159)	(130)	81	(352)	(271)

Interest-bearing liabilities:
Savings deposits	—	(3)	(3)	(1)	(5)	(6)
Money market/demand accounts	1	5	6	(3)	(7)	(10)
Certificates of deposit	91	(182)	(91)	195	(400)	(205)

Total deposits	92	(180)	(88)	191	(412)	(221)
FHLB Advances	14	1	15	36	(2)	34

Total interest-bearing Liabilities	106	(179)	(73)	227	(414)	(187)

Change in net interest income	$(77)	$20	$(57)	$(146)	$62	$(84)

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

Our cash flows are comprised of three primary classifications: (i) cash flows from operating activities, (ii) investing activities, and (iii) financing activities. Net cash from operating activities was $192,000 and ($221,000) for the six months ended June 30, 2009 and 2008, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and purchases, offset by principal collections on loans and mortgage-backed securities. Net cash from investing activities was $2.9 million and $2.0 million for the six months ended June 30, 2009 and 2008, respectively. Net cash from financing activities consisted primarily of the activity in deposit, borrowing, and escrow accounts. The net cash from financing activities was $2.0 million and $66,000 for the six months ended June 30, 2009 and 2008, respectively.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Chicago advances and other borrowings as sources of funds. At June 30, 2009, cash and cash equivalents totaled $13.0 million.

At June 30, 2009, the Bank exceeded all of its regulatory capital requirements to be well capitalized with a Tier 1 (core) capital level of $11.2 million, or 8.94% of adjusted total assets which was $4.9 million above the required level of $6.3 million, or 5.00%; and total risk-based capital of $12.2 million or 12.22% of risk weighted assets, which was $2.2 million above the required level of $9.9 million or 10.00%. The Bank at June 30, 2009 was categorized as well capitalized under applicable regulatory criteria. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

At June 30, 2009, we had outstanding commitments to originate loans of $3.2 million. We expect to have sufficient funds available to meet our current loan commitments. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from June 30, 2009 totaled $65.3 million. Management believes, based on past experience that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

Off-Balance Sheet Arrangements.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and available lines of credit. For the three months ended June 30, 2009, we did not engage in any off-balance sheet transactions other than loan origination commitments in the normal course of our lending activities.

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

PART II - Other Information

Item 1.	Legal Proceedings

At June 30, 2009 there were no material pending legal proceedings to which the Company or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A.	Risk Factors

This item is not applicable because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Share (or Units) Purchased	Average price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
April 1, 2009 – April 30, 2009	—	$—	—	29,471
May 1, 2009 – May 31, 2009	10,000	$5.75	10,000	19,471
June 1, 2009 – June 30, 2009	—	$—	—	19,471

Total	10,000	$5.75	10,000	19,471

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

On May 6, 2009 the Company held its Annual Meeting of Stockholders to obtain approval for two proposals submitted on behalf of the Company’s Board of Directors. Stockholders of record as of March 26, 2009 were eligible to vote on these proposals. The following is a summary of each proposal and the result of the vote.

1	The following directors were elected by the requisite plurality of the votes cast to serve on the Company’s Board of Directors for a three-year term.

	For*	Withheld
James M. Reninger	1,781,741	70,657
C. Steven Sjogren	1,784,088	68,310

There were no broker non-votes

2	To ratify the appointment of Crowe Horwath LLP as the independent registered public accounting firm for Ben Franklin Financial, Inc. for the year ending December 31, 2009.

For*	Against	Abstain
1,850,099	2,299	—

There were no broker non-votes

*	Includes 1,091,062 of shares owned by Ben Franklin Financial MHC (the “MHC) which were voted for these proposals.

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

(a) Exhibits

31.1	Rule 13(a) – 14(a) Certification (Chief Executive Officer)

31.2	Rule 13(a) – 14(a) Certification (Chief Financial Officer)

32.1	Section 1350 Certification (Chief Executive Officer)

32.2	Section 1350 Certification (Chief Financial Officer)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEN FRANKLIN FINANCIAL, INC. (Registrant)

Date: August 14, 2009	/s/ C. Steven Sjogren
C. Steven Sjogren
President and Chief Executive Officer