Form 10-Q
period 2009-09-30
Ben Franklin Financial, Inc.
filed 2009-11-13
CIK 1366925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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

Number of outstanding shares of common stock as of November 8, 2009: 1,950,383 shares

BEN FRANKLIN FINANCIAL, INC.

PART I – Financial Information

Item 1.	Financial Statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share data)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Cash and due from banks	$928	$5,273
Interest-earning deposit accounts	2,889	2,677
Federal funds sold	3,950	—

Cash and cash equivalents	7,767	7,950
Securities available-for-sale	3,638	3,101
Loans, net of allowance for loan losses of $1,077 at September 30, 2009 and $584 at December 31, 2008	106,732	109,759
Federal Home Loan Bank stock	1,337	1,337
Premises and equipment, net	989	1,057
Repossessed assets	905	19
Accrued interest receivable	464	560
Other assets	104	457

Total assets	$121,936	$124,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Demand deposits - noninterest-bearing	$2,004	$1,658
Demand deposits - interest-bearing	7,599	6,009
Savings deposits	7,242	7,584
Money market deposits	10,254	8,813
Certificates of deposit	75,486	77,401

Total deposits	102,585	101,465
Advances from Federal Home Loan Bank	4,000	6,500
Advances from borrowers for taxes and insurance	736	499
Other liabilities	374	286
Common stock in ESOP subject to contingent purchase obligation	64	73

Total liabilities	107,759	108,823

Stockholders’ equity
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding at: September 30, 2009 – 1,950,383 (net of treasury shares) December 31, 2008 – 1,979,742 (net of treasury shares)	20	20
Additional paid-in-capital	8,072	8,014
Treasury stock, at cost – 67,843 shares at September 30, 2009 and 38,484 shares at December 31, 2008	(461)	(285)
Retained earnings, substantially restricted	7,169	8,397
Unearned Employee Stock Ownership Plan (ESOP) shares	(623)	(665)
Accumulated other comprehensive income	64	9
Reclassification of ESOP shares	(64)	(73)

Total equity	14,177	15,417

Total liabilities and equity	$121,936	$124,240

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest and dividend income
Loans	$1,400	$1,498	$4,301	$4,595
Securities	30	39	96	125
Federal funds sold	2	13	7	56
Interest-earning deposit accounts and other	—	13	1	31

	1,432	1,563	4,405	4,807

Interest expense
Deposits	629	728	2,037	2,357
Federal Home Loan Bank advances	73	73	217	183

	702	801	2,254	2,540

Net interest income	730	762	2,151	2,267

Provision for loan losses	75	32	630	104

Net interest income after provision for loan losses	655	730	1,521	2,163

Non-interest income
Service fee income	41	34	108	106
Gain (loss) on sale of other assets	—	116	(10)	112
Other	3	2	7	8

	44	152	105	226

Non-interest expense
Compensation and employee benefits	413	450	1,287	1,356
Occupancy and equipment	135	149	420	462
Data processing services	56	64	173	189
Professional fees	58	65	220	245
Regulatory fees	62	15	206	41
Other	60	84	226	282

	784	827	2,532	2,575

Income (loss) before income taxes	(85)	55	(906)	(186)

Income tax expense (benefit)	624	29	322	(47)

Net income (loss)	$(709)	$26	$(1,228)	$(139)

Earnings (loss) per common share	(0.38)	0.01	(0.65)	(0.07)

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the nine Months Ended September 30, 2009 and 2008 – (Unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income (Loss)	Amount Reclassified on ESOP Shares	Total	Comprehensive Income (Loss)
Balance at January 1, 2008	$20	$7,954	$—	$8,592	$(724)	$(16)	$(47)	$15,779
Comprehensive income (loss)
Net loss	—	—	—	(139)	—	—	—	(139)	$(139)
Unrealized gain on securities available-for-sale, net of deferred income taxes	—	—	—	—	—	20	—	20	20

Total comprehensive loss									$(119)

Earned ESOP shares and other stock based compensation	—	39	—	—	44	—	—	83
Purchase of common stock (17,750 shares)	—	—	(143)	—	—	—	—	(143)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	(9)	(9)

Balance at September 30, 2008	$20	$7,993	$(143)	$8,453	$(680)	$4	$(56)	$15,591

Balance at January 1, 2009	$20	$8,014	$(285)	$8,397	$(665)	$9	$(73)	$15,417
Comprehensive income (loss)
Net loss	—	—	—	(1,228)	—	—	—	(1,228)	$(1,228)
Unrealized gain on securities available for-sale, net of deferred income taxes	—	—	—	—	—	55	—	55	55

Total comprehensive loss									$(1,173)

Earned ESOP shares and other stock based compensation	—	58	—	—	42	—	—	100
Purchase of common stock (29,359 shares)	—	—	(176)	—	—	—	—	(176)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	9	9

Balance at September 30, 2009	$20	$8,072	$(461)	$7,169	$(623)	$64	$(64)	$14,177

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net loss	$(1,228)	$(139)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	81	111
ESOP and other stock based compensation	100	83
Amortization of premiums and discounts	27	38
Provision for loan losses	630	104
(Gain) loss on sale of other assets	10	(112)
Changes in:
Deferred loan costs	145	(82)
Accrued interest receivable	96	44
Other assets	318	11
Other liabilities	88	(380)

Net cash from operating activities	267	(322)

Cash flows from investing activities
Principal repayments on mortgage-backed securities	546	638
Net decrease in loans	4,598	8,449
Purchase of loans	(3,308)	(8,092)
Purchase of securities available for sale	(1,000)	—
Sales of other assets	46	918
Expenditures for premises and equipment	(13)	(46)

Net cash from investing activities	869	1,867

Cash flows from financing activities
Net increase (decrease) in deposits	1,120	(842)
Purchase of treasury stock	(176)	(143)
Net change in advances from the Federal Home Loan Bank	(2,500)	2,000
Net change in advances from borrowers for taxes and insurance	237	61

Net cash from financing activities	(1,319)	1,076

Net change in cash and cash equivalents	(183)	2,621

Cash and cash equivalents at beginning of year	7,950	3,769

Cash and cash equivalents at end of period	$7,767	$6,390

Supplemental disclosures
Interest paid	$2,225	$2,575
Income taxes paid	—	—
Transfer of office building to other real estate	—	396
Transfers from loans to repossessed assets	942	295
Sale of foreclosed real estate financed by Ben Franklin Bank		195

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Financial Statement Presentation

The accompanying consolidated financial statements of Ben Franklin Financial, Inc. (the “Company”) and its wholly owned subsidiary Ben Franklin Bank of Illinois (the “Bank”) have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly they do not include all of the information and footnotes required for complete financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto that were included in the Company’s Form 10-K for the year ended December 31, 2008. All significant intercompany transactions are eliminated in consolidation. In the opinion of the Company’s management, all adjustments necessary for (i) a fair presentation of the financial statements for the interim periods included herein and (ii) to make such financial statements not misleading have been made and are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. We have evaluated all subsequent events through November 13, 2009, the date the financial statements were issued.

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

Note 2 - New Accounting Standards

On July 1, 2009, the FASB’s GAAP Codification became effective as the sole authoritative source of U.S. GAAP. This codification was issued under FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” This Codification reorganizes current GAAP for nongovernmental entities into a topical index to facilitate accounting research and to provide users additional assurance that they have referenced all related literature pertaining to a given topic. Existing GAAP prior to the Codification was not altered in compilation of the GAAP Codification. Accounting literature included in the Codification is referenced by Topic, Subtopic, Section, Paragraph and Subparagraph. Statement 168 is effective for all interim and annual periods ending after September 15, 2009.

Newly Issued, but not yet Effective Accounting Standards

In June 2009, the FASB issued Statement No. 166, “Accounting for the Transfer of Financial Assets - an Amendment of FASB Statement No. 140.” Statement 166 removes the concept of a special purpose entity (“SPE”) from Statement 140 and removes the exception from applying FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” to qualifying SPEs. It limits the circumstances in which a transferor derecognizes a financial asset. The statement amends the requirements for the transfer of a financial asset to meet the requirements for “sale” accounting. The statement is effective for all interim and annual periods beginning after November 15, 2009. The Company does not expect adoption of Statement 166 to have a material impact on the Company’s financial statements.

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

Note 3 - Securities Available-for-Sale

As of September 30, 2009 and December 31, 2008, the Company’s securities available-for-sale consisted of residential mortgage-backed securities issued by the Government National Mortgage Association, Federal Home Loan Mortgage Corporation or Federal National Mortgage Association and, at September 30, 2009, a note issued by the Federal Home Loan Bank of Chicago with a fair value of $1,004,000. Gross unrealized gains and losses at September 30, 2009 were $104,000 and zero, respectively.

Note 4 - Non-performing Assets

All non-performing loans were in non-accrual status at September 30, 2009 and December 31, 2008. No loans were past due ninety days or more and still accruing interest at September 30, 2009 or December 31, 2008.

The following table sets forth our non-performing assets by category at the dates indicated.

	September 30, 2009		December 31, 2008
	Number	Amount	Number	Amount
Non-performing loans
One-to four-family	6	$1,258	4	$719
Multi-family	1	511	1	511
Commercial real estate	2	2,020	2	1,282
Construction	1	703	1	899
Commercial business	2	1,146	—	—
Automobile	1	8	2	15

Total non-performing loans	13	5,646	10	3,426
Foreclosed and repossessed assets	3	905	3	19

Total non-performing assets	16	$6,551	13	$3,445
Non-performing loans to total loans		5.24%		3.10%
Non-performing assets to total assets		5.37%		2.77%

Note 5 - Allowance for Loan Losses

The following table sets forth the activity in our allowance for loan losses for the periods indicated:

	For the Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$584	$495
Total charge-offs	(151)	(89)
Total recoveries	14	—
Provision for loan losses	630	104

Balance at end of period	$1,077	$510

	September 30, 2009	December 31, 2008
Ratios:
Allowance for loan losses to non-performing loans at end of period	19.08%	17.05%
Allowance for loan losses to total loans at end of period	1.00%	0.53%

Note 6 - Stock Based Compensation

On October 18, 2006, the Company adopted an employee stock ownership plan (“the ESOP”) for the benefit of substantially all employees. The ESOP borrowed $778,000 from the Company and used those funds to acquire 77,763 shares of the Company's common stock in connection with the Company’s initial public offering at a price of $10 per share.

The ESOP has a plan year end of December 31. Expense related to the ESOP was $8,000 and $14,000 during the three months ended September 30, 2009 and 2008 and $22,000 and $37,000 for the nine months ended September 30, 2009 and 2008, respectively.

Shares held by the ESOP at September 30, 2009 were as follows:

Shares committed to be released	4,196
Allocated shares	10,823
Unearned ESOP shares	62,249

Total ESOP shares	77,268

Fair value of unearned ESOP shares	$265,000

Fair value of allocated shares subject to repurchase obligation	$64,000

On March 26, 2008, stockholders of the Company approved the Ben Franklin Financial, Inc. Equity Incentive Plan (the “Plan”) which provides officers, employees, and directors of the Company and the Bank with stock based incentives to promote our growth and performance. The Plan shall remain in effect as long as any awards are outstanding provided, however, that no awards be granted under the Plan after ten years from the date of adoption. The Plan authorizes the issuance of up to 136,085 shares of our common stock pursuant to grants of incentive and non-statutory stock options, stock appreciation rights, and restricted stock awards. No more than 38,881 shares may be issued as restricted stock awards. No more than 97,204 shares may be issued pursuant to stock options and stock appreciation rights, all of which may be granted pursuant to the exercise of incentive stock options. On April 17, 2008, we granted restricted stock awards for 34,476 common shares and stock options for 86,740 common shares under the Plan, all of which vest over a five year period. Awards under the Plan may also fully vest upon the participant’s death or disability or change in control of the Company. All of the options granted have an exercise price of $9.36 per share, which was the closing price of the stock on the grant date. As of September 30, 2009,

17,348 options had vested. No options were exercised or forfeited as of September 30, 2009. The options had no intrinsic value as of September 30, 2009.

Stock option expense was $10,000 and $30,000 for the three and nine months ended September 30, 2009, and $10,000 and $18,000 for the three and nine months ended September 30, 2008. As of September 30, 2009, $140,000 of unrecognized compensation cost is expected to be recognized over the next 3.6 years.

The fair value of the restricted stock awards was $9.36 per share, which was the closing price of the stock on the April 17, 2008 grant date. As of September 30, 2009, 6,896 shares had vested. None of the restricted stock awards were forfeited as of September 30, 2009. Restricted stock award expense was $16,000 and $48,000 during the three and nine months ended September 30, 2009, respectively, and $17,000 and $30,000 during the three and nine months ended September 30, 2008. As of September 30, 2009, there was $229,000 of unrecognized compensation cost related to shares granted under the Plan. The cost is expected to be recognized over the next 3.6 years.

The value of stock options and restricted stock awards as of the grant date is expensed over the five year vesting period. Forfeitures of stock options and restricted stock awards are expected to be insignificant.

No stock options or restricted stock awards have been granted since April 17, 2008.

Note 7 - Income Taxes

In the third quarter of 2009, the Company recorded a valuation allowance of $658,000 against its net deferred tax asset, thus reducing the net carrying value of deferred tax assets to zero as of September 30, 2009. The valuation allowance was recorded primarily because of the Company’s cumulative net losses for the thirty six month period ended September 30, 2009.

On November 6, 2009, federal legislation was enacted to extend the carryback provision for net operating losses, with imitations, to five years. The Company will record any benefits resulting from this tax law change in the fourth quarter of 2009.

Note 8 - Stock Repurchase Program

On April 23, 2008 the Company adopted a stock repurchase program to repurchase up to 44,634 shares or 4.8% of the Company’s outstanding common stock (excluding shares held by the MHC). This program was completed in January of 2009. On January 28, 2009 the Company adopted a second stock repurchase program to repurchase up to 42,487 shares representing approximately 5.0% of the Company’s outstanding common stock (excluding shares held by the MHC). As of September 30, 2009, the Company had repurchased 67,650 shares under both programs.

Note 9 - Earnings Per Share

Basic earnings (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released ESOP shares. Diluted earnings (loss) per share shows the dilutive effect, if any, of additional common shares issuable under stock options, using the treasury stock method. Because of the Company’s net loss for the nine months ended September 30, 2009 and 2008, all stock options were excluded from the computation of diluted loss per share.

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net income (loss)	$(709,000)	$26,000	$(1,228,000)	$(139,000)
Weighted average common shares outstanding	1,887,467	1,935,354	1,894,772	1,928,990
Basic and diluted income (loss) per share	$(0.38)	$0.01	$(0.65)	$(0.07)

Note 10 - Fair Value

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. GAAP describes three levels of inputs that may be used to measure fair value:

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

Assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2009
Assets:
Mortgage-backed securities available for sale - residential	$2,634	$—	$2,634	$—
U. S. government sponsored entity securities available for sale	1,004	—	1,004	—

December 31, 2008
Assets:
Mortgage-backed securities available for sale - residential	$3,101	$—	$3,101	$—

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

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2009
Assets:
Impaired loans	$1,928	$—	$—	$1,928

December 31, 2008
Assets:
Impaired loans	$1,720	$—	$—	$1,720

Impaired loans, which are measured for impairment using the fair value of the collateral (less cost to sell) for collateral dependent loans, had a cost basis of $2,109,000, with a $181,000 valuation allowance at September 30, 2009 resulting in an additional provision for loan losses of $114,000 for the nine months ended September 30, 2009. The fair value of collateral is based on appraisals for impaired loans less sales commissions, legal fees, and other estimated closing costs. Impaired loans at December 31, 2008 had a cost basis of $1,793,000 with a $73,000 valuation allowance.

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	September 30, 2009
	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$7,767	$7,767
Securities available-for-sale	3,638	3,638
Loans receivable, net	106,732	110,918
FHLB stock	1,337	N/A
Accrued interest receivable	464	464

Financial liabilities
Demand, money market, and savings	$(27,099)	$(27,099)
Certificates of deposits	(75,486)	(77,133)
FHLB advances	(4,000)	(4,096)
Accrued interest payable	(93)	(93)

The methods and assumptions used to determine fair values for each class of financial instrument are presented below.

The estimated fair values for cash and cash equivalents, accrued interest receivable, demand, money market, and savings deposits, and accrued interest payable approximate their carrying values. The estimated fair values for securities available-for-sale are based on matrix pricing. It was not practicable to determine the fair value of FHLB stock due to the restriction placed on transferability. The estimated fair value for loans is based on current market rates for similar loans, applied for the time period until estimated payment. The estimated fair value of certificates of deposit is based on current market rates for such deposits, applied for the time period until maturity. The fair value of FHLB advances is based on current rates for similar financing. Commitments to extend credit are not included in the table above as their estimated fair value is immaterial.

While the above estimates are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of these items on September 30, 2009, the fair values would have been achieved, because the market value may differ depending on the circumstances.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to: our ability to manage the risk from our one-to-four family, home equity line-of-credit, multi-family, commercial real estate, construction, commercial, and automobile lending including purchased loans; the future level of deposit insurance premiums and special assessments applicable to us; significantly increased competition among depository and other financial institutions; our ability to execute our plan to grow our assets on a profitable basis; our ability to execute on a favorable basis any plan we may have to acquire other institutions or branches or establish new offices; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; inflation; general economic conditions, either nationally or in our market area; adverse changes in the securities and national and local real estate markets (including loan demand, housing demand, and real estate values); legislative or regulatory changes that adversely affect our business; our ability to enter new markets successfully and take advantage of growth opportunities; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting bodies; changes in our organization, compensation and benefit plans; and other factors. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

General

The Bank is a federally chartered savings bank headquartered in Arlington Heights, Illinois. The Bank was originally founded in 1893 as a building and loan association. We conduct our business from our main office and one branch office. Both of our offices are located in the northwestern corridor of the Chicago metropolitan area.

Our principal business activity is attracting retail deposits from the general public in our market and investing those deposits, together with funds generated from operations and to a lesser extent borrowings, in one- to four-family residential mortgage loans and, to a lesser extent, multi-family real estate loans, commercial real estate loans, construction and land loans, home equity lines-of-credit, and other loans. We have also invested in mortgage-backed securities and U.S. Government sponsored entity notes and have, over the past several years, acquired a significant number of automobile loans. The Bank offers a variety of deposit accounts, including checking, money market, savings, and certificates of deposit, and emphasizes personal and efficient service for its customers. Our primary sources of funds are deposits and principal and interest payments on loans and securities. We also use borrowings, primarily Federal Home Loan Bank of Chicago advances, to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. Our primary focus is to develop and build profitable customer relationships across all lines of business while maintaining our focus as a community bank.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, mortgage-backed and other securities, and other interest-earning assets, and the interest paid on our interest-bearing liabilities, consisting primarily of savings and transaction accounts, certificates of deposit, and Federal Home Loan Bank of Chicago advances. Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of deposit service charges and loan origination service fees charged for loans funded by other institutions, gains on sale of assets, and miscellaneous other income. Non-interest expense consists primarily of compensation and employee benefits, occupancy and equipment expenses, data processing, professional fees, and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities. These factors may also impact our ability to realize any or all of our deferred tax assets.

The current weak economic environment has continued to impact the value of real estate and has many businesses facing financial pressures, and thus will present challenges to our growth objectives. We are working to reduce our current non-performing assets to strengthen our financial condition and focus on growth opportunities. While we believe growth is essential for our future profitability, we intend to carefully monitor our underwriting standards and the concentration levels within our loan portfolio to minimize our exposure to credit risks. Continued weakness in the economy and customer demand may result in lower loan origination activity through the remainder of 2009.

Critical Accounting Policies

Certain of our accounting policies are important to the reporting of our financial results, since they require management to make difficult, complex and/or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in performance of the local economy, changes in the financial condition of borrowers, and changes in value of loan collateral such as real estate. As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, management believes that its critical accounting policies include determining the allowance for loan losses, determination of the fair value of stock options and accounting for stock based compensation under the Company’s Equity Incentive Plan, and accounting for deferred income taxes.

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

General. The deep economic recession and declining real estate values in our market area have resulted in lower loan demand and contributed to a decrease in loan origination volume during the nine months ended September 30, 2009. These economic conditions have also resulted in an increase in our non-performing assets during 2009 as borrowers are unable to meet payment obligations or ceased payment as their collateral value no longer supports their outstanding loan balance. While lending activity has slowed, our customer deposits increased during 2009 primarily due to an increase in core deposits. The increase in deposits, which increased our liquidity position, enabled us to repay a maturing high cost Federal Home Loan Bank advance at the end of September 2009 to help reduce future interest expense.

Assets. Total assets at September 30, 2009 were $121.9 million compared to $124.2 million at December 31, 2008, a decrease of $2.3 million or 1.9%. This decrease was primarily due to a $3.0 million decrease in our net loan portfolio balance and a $658,000 valuation allowance for our net deferred tax asset, partially offset by an increase in our securities available for sale of $537,000 and an increase in repossessed assets of $886,000.

Our net loan portfolio balance was $106.7 million at September 30, 2009 compared to $109.8 million at December 31, 2008. During the nine months ended September 30, 2009, the balance of our one-to four- family, construction, and automobile loans decreased $3.0 million, $1.7 million and $2.5 million respectively, due to repayments, pay-offs, and the transfer of a construction loan to repossessed assets due to foreclosure which totaled $878,000. These decreases were partially offset by a $2.6 million increase in our multi-family loans and a $2.3 million increase in our commercial business loans. The increase in our commercial business loans was primarily due to the purchase from another financial institution of loans made to medical practitioners secured by medical equipment. For the first nine months of 2009, we purchased approximately $2.8 million of such loans and had a total outstanding balance of $3.5 million at September 30, 2009. Purchases of these loans are subject to our loan portfolio limits and risk assessments. Overall, we anticipate our loan origination activity will remain at current levels until real estate values stabilize and the economy begins to recover.

At September 30, 2009 our allowance for loan losses was $1.1 million or 1.00% of total loans compared to $584,000 or 0.53% of total loans at December 31, 2008. Our allowance reflects the decrease in value of collateral securing non-performing real estate loans and an increase in the loss factors applied to pools of performing loans due to increases in charge-offs during the nine months ended September 30, 2009. Our non-performing loans increased to $5.6 million or 5.24% of total loans at September 30, 2009 compared to $3.4 million or 3.10% of total loans at December 31, 2008. This increase was primarily due to two loans totaling $1.4 million secured by commercial real estate and business assets of a manufacturing customer and an $896,000 loan secured by commercial leases. Our non-performing assets totaled $6.6 million or 5.37% of total assets at September 30, 2009 compared to $3.4 million or 2.77% of total assets at December 31, 2008 primarily due to the aforementioned loans.

Our securities portfolio balance increased $537,000 or 17.3% to $3.6 million at September 30, 2009 compared to $3.1 million at December 31, 2008. The increase was due to the purchase of a $1.0 million Federal Home Loan Bank note yielding 2.60%. This increase was partially offset by repayments on mortgage-backed securities. Cash and cash equivalents decreased $183,000 to $7.8 million at September 30, 2009. Management anticipates maintaining the current level of liquidity given the current business environment and level of maturing certificates of deposit in the next six months.

Our other assets decreased $353,000 to $104,000 at September 30, 2009 from $457,000 at December 31, 2008 primarily due to a $658,000 valuation allowance established for the balance of our net deferred tax asset. Our assessment of the ability to realize our deferred tax asset was primarily based on our current net loss for the nine months ended September 30, 2009 and tax losses in the preceding two years. On November 6, 2009, federal legislation was enacted to extend the carryback provision for net operating losses, with limitations, to five years. Consistent with GAAP, we will record any benefits resulting from this tax law change in the fourth quarter of 2009, when the legislation was enacted.

Liabilities. Our customer deposits increased by $1.1 million or 1.1% to $102.6 million at September 30, 2009 compared to $101.5 million at December 31, 2008. Our non-certificate accounts increased $3.0 million or 12.6% to $27.1 million at September 30, 2009 primarily during the third quarter of 2009. Our certificate of deposit accounts decreased $1.9 million or 2.5% to $75.5 million at September 30, 2009 as market rates for these accounts continued to decline.

Our Federal Home Loan Bank advances decreased $2.5 million to $4.0 million at September 30, 2009 compared to $6.5 million at December 31, 2008 due to the pay-off a maturing advance in September of 2009. The outstanding balance of our remaining advances will mature in 2010.

Equity. Total stockholders’ equity at September 30, 2009 was $14.2 million, a decrease of $1.2 million or 7.8% from $15.4 million at December 31, 2008. The decrease resulted primarily from our net loss of $1.2 million for the nine months ended September 30, 2009 and the repurchase of $176,000 of the Company’s common stock under its repurchase program during 2009, offset in part by an increase of $100,000 for ESOP and other stock based compensation and an increase of $55,000 due to unrealized gains on available-for-sale securities.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008

General. Our net loss for the three months ended September 30, 2009 was $709,000 compared to net income of $26,000 for the three months ended September 30, 2008 primarily due to the $658,000 valuation allowance established for the balance of our net deferred tax asset. Other factors that impacted our loss for the third quarter of 2009 included an increase in our provision for loan losses, primarily due to the decline in value of the collateral securing non-performing loans, and the decrease in our net interest income due to low yields earned on our adjustable rate equity lines-of-credit, federal funds sold, and interest-earning deposits. Our net income for the three months ended September 30, 2008 included a $129,000 pretax gain on the sale of our closed branch office.

Interest Income. Interest income was $1.4 million for the three months ended September 30, 2009, $131,000 or 8.4% less than the prior year period. Interest income from loans decreased $98,000 or 6.5% to $1.4 million for the three months ended September 30, 2009 primarily due to the decrease in the average yield on loans to 5.28% compared to 5.76% for the prior year period as a result of lower market rates on our adjustable rate loans and the loss of interest on non-accrual loans. The decrease in interest income related to the decline in average yields was partially offset by a $1.9 million increase in the average balance of our loan portfolio to $105.5 million for the three months ended September 30, 2009 compared to the prior year period. The increase in average balance was attributable to a $4.0 million increase in the average balance of our home equity lines-of-credit, a $2.2 million increase in the average balance of our multi-family, commercial real estate, and land loans, and a $3.4 million increase in the average balance of our commercial business loans. The increase in the average balance of our home equity lines-of-credit was due to increased originations in 2008 as well as an increase in utilization of available lines while the increase in commercial business loans was primarily due to the purchase of medical equipment loans. These increases were offset by decreases in the average balance of our one-to four-family real estate loans, construction loans, and consumer loans of $2.2 million, $2.4 million, and $3.1 million respectively, primarily due to repayments and pay-offs and the transfer of certain loans to repossessed assets.

Interest income from securities decreased $9,000 or 23.1% to $30,000 for the three months ended September 30, 2009. The average balance of our securities portfolio decreased $494,000 to $4.2 million for the three months ended September 30, 2009 as compared to the prior year period due to repayments on mortgage-backed securities. The yield on securities for the three months ended September 30, 2009 was 2.85% compared to 3.33% for the prior year period, primarily due to the downward repricing of our adjustable rate mortgage-backed securities and the purchase of the security during the third quarter of 2009.

Interest from other interest-earning assets for the three months ended September 30, 2009 decreased $24,000 to $2,000. The average yield on other interest-earning assets was 0.10% for the third quarter of 2009 compared to 1.78% for the prior year period due to declining interest rates. The average balance of other interest-earning assets increased $5.9 million to $11.6 million for the three months ended September 30, 2009 compared to $5.7 million for the prior year period.

Interest Expense. Interest expense for the three months ended September 30, 2009 was $702,000, a decrease of $99,000 or 12.4% from the prior year period due to the decrease in interest expense on deposit accounts as a result of the general decline in market interest rates. Our average cost of deposits decreased to 2.47% for the three months ended September 30, 2009 compared to 3.13% for the prior year period. Given current market rates, we anticipate a further reduction in deposit costs through the next six months as higher rate certificates of deposit mature and reprice at the current lower rates. The average balance of interest bearing deposits increased $9.0 million to $101.1 million for the third quarter of 2009 compared to the prior year period primarily due to a $7.4 million increase in the average balance of our certificate of deposit accounts to $76.3 million. The average balance of our non-certificate of deposit accounts increased to $24.8 million for the third quarter of 2009 compared to $23.2 million from the prior year period. Interest expense on advances from the Federal Home Loan Bank of Chicago was $73,000 for the three months ended September 30, 2009, the same as the prior year period.

Net Interest Income. Net interest income for the three months ended September 30, 2009 was $730,000 compared to $762,000 for the three months ended September 30, 2008. For the three months ended September 30, 2009, the average yield on interest-earning assets was 4.70% and the average cost of interest-bearing liabilities was 2.59% compared to 5.46% and 3.22%, respectively, for the three months ended September 30, 2008. These changes resulted in a decrease in our net interest rate spread to 2.11% for the third quarter of 2009 compared to 2.24% for the third quarter of 2008. Our net interest margin decreased to 2.40% for the three months ended September 30, 2009 from 2.67% for the prior year period.

Provision for Loan Losses. Our provision for loan losses was $75,000 for the three months ended September 30, 2009 compared to $32,000 for the three months ended September 30, 2008. Our provision for the three months ended September 30, 2009 was primarily related to collateral securing a non-performing construction loan that had declined in value which was offset by a recovery on a previously charged-off loan.

Non-interest Income. For the three months ended September 30, 2009, non-interest income was $44,000 compared to $152,000 for the three months ended September 30, 2008. Non-interest income for the third quarter of 2008 included a $129,000 gain on the sale of our closed branch office.

Non-interest Expense. For the three months ended September 30, 2009, non-interest expense totaled $784,000 compared to $827,000 for the three months ended September 30, 2008, a decrease of 5.2%. Compensation and employee benefit costs decreased $37,000 primarily due to a staff reduction and a change in our lending commission structure. Occupancy and equipment expense decreased $14,000 primarily due to lower real estate taxes from the closed branch office and lower depreciation charges. All other expenses decreased $39,000 including $10,000 in marketing expense, $9,000 in repossession costs, $8,000 in data processing costs, and $7,000 in legal expense. These decreases were partially offset by a $47,000 increase in regulatory fees primarily due to the FDIC’s increase in the deposit insurance assessment rates which were effective at the beginning of 2009 and imposed on all FDIC insured institutions. The FDIC may impose additional special assessments in the future. In addition, during the first quarter of 2009, we exhausted the balance of our one time credit which was used to reduce our FDIC assessment over the past several years. At the end of October 2009, management implemented changes to improve the efficiency of our operations which resulted in additional reductions in staff.

Income Tax. Our income tax expense was $624,000 for the three months ended September 30, 2009 compared to $29,000 for the three months ended September 30, 2008. The increase was primarily due to the $658,000 valuation allowance for the balance of our net deferred tax asset which included the impact of the net operating loss for the first nine months of 2009. Our assessment of the ability to realize the deferred tax asset was primarily based on our current net loss and tax losses in the preceding two years.

Comparison of Operating Results for the Nine Months Ended September 30, 2009 and 2008

General. Our net loss for the nine months ended September 30, 2009 was $1.2 million, an increase of $1.1 million compared to a net loss of $139,000 for the nine months ended September 30, 2008. The loss for the nine months ended September 30, 2009 was primarily due to the $658,000 allowance established for the balance of our net deferred tax asset, the increase in our allowance for loan losses, and the decrease in our net interest income. The increase in our provision for loan losses for the first nine months of 2009 was primarily due to: a loan to a commercial leasing company which declared bankruptcy in July 2009; decreases in the value of real estate securing a construction loan and several commercial real estate loans; increased charge-offs; and an increase in estimated loss rates applied to pools of performing loans, reflecting the decreasing values of real estate in our local market and the prolonged economic recession. The decline in net interest income was primarily due to lower market rates on our adjustable rate loans and the loss of interest on non-accrual loans during the nine months ended September 30, 2009. Our net income for the nine months ended September 30, 2008 included a $129,000 pretax gain on the sale of our closed branch office.

Interest Income. Interest income was $4.4 million for the nine months ended September 30, 2009, $402,000 or 8.4% less than the prior year period. Interest income from loans decreased $294,000 or 6.4% to $4.3 million for the nine months ended September 30, 2009 primarily due to the decrease in the average yield on loans to 5.37% compared to 5.92% for the prior year period due to lower market rates on our adjustable rate loans and the loss of interest on non-accrual loans. The impact on interest income from loans as a result of lower market yields and non-accrual loans was partially offset by a $3.5 million increase in the average balance of our loan portfolio to $107.0 million for the nine months ended September 30, 2009 compared to the prior year period. The increase was attributable to a $5.8 million increase in the average balance of our home equity lines-of-credit, a $2.5 million increase in the average balance of our multi-family, commercial real estate and land loans, and a $2.5 million increase in the average balance of our commercial business loans. The increase in the average balance of our home equity lines-of-credit was due to increased originations in 2008 as well as an increase in utilization of available lines while the increase in commercial business loans was primarily due to the purchase of the medical equipment loans. These increases were offset by a $3.7 million decrease in the average balance of our one-to four-family real estate loans due to repayments on our adjustable rate loans, a $2.0 million decrease in the average balance of our construction loans primarily due to the transfer of a $899,000 loan to repossessed assets, and a $1.6 million decrease in our consumer loans primarily due to repayments and pay-offs.

Interest income from securities decreased $29,000 or 23.2% to $96,000 for the nine months ended September 30, 2009. The average balance of our securities portfolio decreased $658,000 to $4.2 million for the nine months ended September 30, 2009 as compared to the prior year period due to repayments on mortgage-backed securities. The yield on securities for the nine months ended September 30, 2009 was 3.01% compared to 3.40% for the prior year period, primarily due to the downward repricing of our adjustable rate mortgage-backed securities.

Interest from other interest-earning assets for the nine months ended September 30, 2009 decreased $79,000 to $8,000. The average yield on other interest-earning assets was 0.16% for the nine months ended September 30, 2009 compared to 2.20% for the prior year period due to declining interest rates. The average balance of other interest-earning assets increased $5.5 million to $10.8 million for the nine months ended September 30, 2009 compared to $5.3 million for the prior year period. The increased liquidity level during 2009 reflected the uncertain economic conditions as well as the lower loan origination activity due to lower demand.

Interest Expense. Interest expense for the nine months ended September 30, 2009 was $2.3 million, a decrease of $286,000 or 11.3% from the prior year period. Interest expense on deposits decreased $320,000 due to a decrease in the average cost of deposits as a result of the general decline in market interest rates. Our average cost of deposits decreased to 2.68% for the nine months ended September 30, 2009 compared to 3.38% for the prior year period. The average balance of interest bearing deposits for the nine months ended September 30, 2009 increased $9.0 million to $101.8 million compared to the prior year period primarily due to a $9.0 million increase in the average balance of our certificate of deposit accounts to $78.1 million.

Interest expense on advances from the Federal Home Loan Bank of Chicago increased $34,000 to $217,000 for the nine months ended September 30, 2009 compared to the prior year period. The average balance of Federal Home Loan Bank advances for the nine months ended September 30, 2009 was $6.5 million with an average cost of 4.47% compared to an average balance of $5.4 million with an average cost of 4.51% for the prior year period. Beginning in the second quarter of 2008, we increased our balance of FHLB advances to help meet liquidity needs.

Net Interest Income. Net interest income for the nine months ended September 30, 2009 was $2.2 million compared to $2.3 million for the prior year period. For the nine months ended September 30, 2009, the average yield on interest-earning assets was 4.83% and the average cost of interest-bearing liabilities was 2.78% compared to 5.63% and 3.44%, respectively, for the nine months ended September 30, 2008. These changes resulted in decreases in our net interest rate spread and interest margin to 2.05% and 2.36%, respectively, for the nine months ended September 30, 2009 compared to 2.19% and 2.66% respectively for the prior year period.

Provision for Loan Losses. Our provision for loan losses increased $526,000 for the nine months ended September 30, 2009 to $630,000 compared to $104,000 for the nine months ended September 30, 2008. Our provision for the nine months ended September 30, 2009 reflected: 1) a $340,000 provision for a loan to a commercial leasing company; 2) an increase in charge-offs primarily from the sale of collateral securing a non-performing commercial real estate loan, which we accepted in lieu of foreclosure, and automobile loans; 3) an $89,000 provision for a construction loan secured by residential property; and 4) the decline in collateral value for other non-performing loans which resulted in an increase in the estimated loss factors applied to certain performing loan segments of our portfolio.

Non-interest Income. For the nine months ended September 30, 2009, non-interest income decreased $121,000 to $105,000 compared to $226,000 for the nine months ended September 30, 2008 primarily due to a $129,000 gain on the sale of our closed branch office in 2008.

Non-interest Expense. For the nine months ended September 30, 2009, non-interest expense totaled $2.5 million compared to $2.6 million for the prior year period. Compensation and employee benefit costs decreased $69,000 primarily due to an $88,000 decrease in salaries due to a staff reduction and a change in our lending commission structure. This decrease was offset by a $30,000 increase in costs related to the equity incentive plan which was adopted March 26, 2008. Occupancy and equipment expense decreased $42,000 primarily due to lower real estate taxes from the closed branch office and lower depreciation charges. All other expenses decreased $97,000 including $34,000 in marketing expense, $17,000 related to the special meeting in 2008, $34,000 in legal expense, and $16,000 in data processing expenses. These decreases were offset by a. $165,000 increase in regulatory fees primarily due to: 1) the FDIC’s increase in the deposit insurance assessment rates which were effective at the beginning of 2009; and 2) a special assessment charged by the FDIC to increase its reserves, both of which were imposed on all FDIC insured institutions. The charge for the special assessment was approximately $57,000. The FDIC may impose additional special assessments in the future. In addition, during the first quarter of 2009, we exhausted the balance of our onetime credit which was used to reduce our FDIC assessment over the past several years. Internal and external audit fees increased $14,000. At the end of October 2009, management implemented changes to improve the efficiency of our operations which resulted in the reduction of staff in the organization.

Income Tax. The income tax provision was $322,000 for the nine months ended September 30, 2009 compared to an income tax benefit of $47,000 for the nine months ended September 30, 2008. The increase was primarily due to the $658,000 valuation allowance for the balance of our net deferred tax asset.

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

	Three Months Ended September 30,
	2009			2008
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
One- to four-family	$37,991	$500	5.26%	$40,200	$536	5.33%
Multi-family, commercial real estate, and land	31,166	494	6.29	28,936	482	6.61
Construction	4,346	47	4.33	6,778	109	6.40
Commercial business	6,298	90	5.64	2,855	56	7.78
Home equity lines-of-credit	16,870	129	3.04	12,830	128	3.97
Automobile and other consumer	8,826	140	6.29	11,952	187	6.19

Total loans	105,497	1,400	5.28	103,551	1,498	5.76
Securities and FHLB stock	4,178	30	2.85	4,672	39	3.33
Other interest-earning assets	11,560	2	0.10	5,736	26	1.78

Total interest-earning assets	121,235	$1,432	4.70	113,959	$1,563	5.46
Non-interest-earning assets	4,151			3,362

Total assets	$125,386			$117,321

Liabilities and stockholders’ equity:
Savings deposits	$7,218	$4	0.24	$7,466	$9	0.47
Money market/demand accounts	17,575	33	0.75	15,721	34	0.85
Certificates of deposit	76,276	592	3.08	68,859	685	3.94

Total deposits	101,069	629	2.47	92,046	728	3.13
FHLB advances	6,418	73	4.47	6,500	73	4.48

Total interest-bearing liabilities	107,487	702	2.59	98,546	801	3.22

Non-interest-bearing deposits	1,716			1,909
Other liabilities	1,240			1,249

Total liabilities	110,443			101,704
Stockholders’ equity	14,943			15,617

Total liabilities and stockholders’ equity	$125,386			$117,321

Net interest income		$730			$762

Net interest rate spread			2.11%			2.24%

Net interest-earning assets	$13,748			$15,413

Net interest margin			2.40%			2.67%

Average of interest-earning assets to interest-bearing Liabilities			112.79%			115.64%

	Nine Months Ended September 30,
	2009			2008
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Assets:
One- to four-family	$39,022	$1,564	5.34%	$42,757	$1,729	5.39%
Multi-family, commercial real estate, and land	30,636	1,432	6.25	28,116	1,416	6.71
Construction	5,658	246	5.81	7,621	378	6.60
Commercial business	5,485	242	5.90	2,999	176	7.83
Home equity lines-of-credit	16,733	375	3.00	10,926	357	4.35
Automobile and other consumer	9,460	442	6.24	11,096	539	6.46

Total loans	106,994	4,301	5.37	103,515	4,595	5.92
Securities and FHLB stock	4,246	96	3.01	4,904	125	3.40
Other interest-earning assets	10,769	8	0.16	5,265	87	2.20

Total interest-earning assets	122,009	$4,405	4.83	113,684	$4,807	5.63
Non-interest-earning assets	4,320			3,393

Total assets	$126,329			$117,077

Liabilities and stockholders’ equity:
Savings deposits	$7,325	$18	0.33	$7,566	$29	0.50
Money market/demand accounts	16,386	101	0.83	16,152	113	0.93
Certificates of deposit	78,104	1,918	3.28	69,118	2,215	4.27

Total deposits	101,815	2,037	2.68	92,836	2,357	3.38
FHLB advances	6,473	217	4.47	5,412	183	4.51

Total interest-bearing liabilities	108,288	2,254	2.78	98,248	2,540	3.44

Non-interest-bearing deposits	1,742			1,868
Other liabilities	1,080			1,236

Total liabilities	111,110			101,352
Stockholders’ equity	15,219			15,725

Total liabilities and stockholders’ equity	$126,329			$117,077

Net interest income		$2,151			$2,267

Net interest rate spread			2.05%			2.19%

Net interest-earning assets	$13,721			$15,436

Net interest margin			2.36%			2.66%

Average of interest-earning assets to interest-bearing Liabilities			112.67%			115.71%

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

	Three Months Ended September 30, 2009 vs. 2008			Nine Months Ended September 30, 2009 vs. 2008
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans:
One- to four-family	$(29)	$(7)	$(36)	$(149)	$(16)	$(165)
Multi-family, commercial real estate, and land	36	(24)	12	119	(103)	16
Construction	(33)	(29)	(62)	(90)	(42)	(132)
Commercial business	52	(18)	34	118	(52)	66
Home equity lines-of-credit	35	(34)	1	151	(133)	18
Automobile and other consumer	(49)	2	(47)	(79)	(18)	(97)

Total loans	12	(110)	(98)	70	(364)	(294)
Securities	(4)	(5)	(9)	(16)	(13)	(29)
Other interest-earning assets	13	(37)	(24)	43	(122)	(79)

Total interest-earning assets	21	(152)	(131)	97	(499)	(402)

Interest-bearing liabilities:
Savings deposits	—	(5)	(5)	(1)	(10)	(11)
Money market/demand accounts	3	(4)	(1)	1	(13)	(12)
Certificates of deposit	67	(160)	(93)	262	(559)	(297)

Total deposits	70	(169)	(99)	262	(582)	(320)
FHLB Advances	—	—	—	35	(1)	34

Total interest-bearing Liabilities	70	(169)	(99)	297	(583)	(286)

Change in net interest income	$(49)	$17	$(32)	$(200)	$84	$(116)

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

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-earning deposits and securities, and (iv) the objectives of our asset/liability management program. Excess liquid assets are invested generally in interest-earning overnight deposits, federal funds sold, short and intermediate-term U.S. Government sponsored entity obligations, and mortgage-backed securities of short duration. If we require funds beyond our ability to generate them internally, we have additional borrowing capacity with the Federal Home Loan Bank of Chicago.

Our cash flows are comprised of three primary classifications: (i) cash flows from operating activities, (ii) investing activities, and (iii) financing activities. Net cash from operating activities was $267,000 and ($322,000) for the nine months ended September 30, 2009 and 2008, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and purchases and the purchase of a security which were offset by principal collections on loans and mortgage-backed securities. Net cash from investing activities was $869,000 and $1.9 million for the nine months ended September 30, 2009 and 2008, respectively. Net cash from financing activities consisted primarily of the activity in deposit, borrowing, and escrow accounts. The net cash from financing activities was ($1.3) million and $1.1 million for the nine months ended September 30, 2009 and 2008, respectively.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Chicago advances and other borrowings as sources of funds. At September 30, 2009, cash and cash equivalents totaled $7.8 million.

At September 30, 2009, the Bank exceeded all of its regulatory capital requirements to be well capitalized with a Tier 1 (core) capital level of $10.7 million, or 8.82% of adjusted total assets which was $4.6 million above the required level of $6.1 million, or 5.00%; and total risk-based capital of $11.8 million or 11.77% of risk weighted assets, which was $1.8 million above the required level of $10.0 million or 10.00%. The Bank at September 30, 2009 was categorized as well capitalized under applicable regulatory criteria. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

At September 30, 2009, we had outstanding commitments to originate loans of $2.4 million. We expect to have sufficient funds available to meet our current loan commitments. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from September 30, 2009 totaled $58.0 million. Management believes, based on past experience that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

Off-Balance Sheet Arrangements.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and available lines of credit. For the nine months ended September 30, 2009 and 2008, we did not engage in any off-balance sheet transactions other than loan origination commitments in the normal course of our lending activities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable because we are a smaller reporting company.

Item 4T.	Controls and Procedures

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

PART II – Other Information

Item 1.	Legal Proceedings

At September 30, 2009 there were no material pending legal proceedings to which the Company or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A.	Risk Factors

This item is not applicable because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Share (or Units) Purchased	Average price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
July 1, 2009 – July 31, 2009	—	$—	—	19,471
August 1, 2009 – August 31, 2009	59	$5.25	—	19,471
September 1, 2009 – September 30, 2009	—	$—	—	19,471

Total	59	$5.25	—	19,471

On January 28, 2009, the Company announced its second Stock Repurchase Program pursuant to which the Company intends to repurchase 42,487 shares of its outstanding common stock (excluding shares owed by the MHC). The Stock Repurchase Program will be in effect through December 31, 2009. The first Stock Repurchase Program announced April 23, 2008 was completed in January of 2009. The 59 shares purchased in August represent a distribution to a terminated ESOP participant who exercised their put option which the Company then placed in treasury.

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

BEN FRANKLIN FINANCIAL, INC.
(Registrant)

Date: November 13, 2009	/S/ C. STEVEN SJOGREN
C. Steven Sjogren
President and Chief Executive Officer