Form 10-K
period 2009-12-31
Ben Franklin Financial, Inc.
filed 2010-03-30
CIK 1366925

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2009

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Common Stock, par value $0.01 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES __  NO   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES NO   X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES  X     NO __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).

YES___     NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES __   NO   X

As of March 30, 2010, there were issued and outstanding 1,950,383 shares of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2009 was $4.5 million.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2010 Annual Meeting of Stockholders of the Registrant (Part III).

Ben Franklin Financial, Inc.

Annual Report on Form 10-K

For The Year Ended

December 31, 2009

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

These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

•	our ability to manage the risk in our loan portfolio including our construction and commercial real estate loans;

•	significantly increased competition among depository and other financial institutions;

•	our ability to execute our plan to grow our assets on a profitable basis;

•

our ability to execute on a favorable basis any plan we may have to acquire other institutions or branches or establish new offices including a transaction assisted by the Federal Deposit Insurance Corporation;

•	changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments and inflation;

•	general economic conditions, either nationally or in our market area;

•	adverse changes in the securities and national and local real estate markets (including real estate values);

•	legislative or regulatory changes that adversely affect our business and increase our compliance costs;

•	our ability to enter new markets successfully and take advantage of growth opportunities;

•	changes in consumer spending, borrowing and savings habits;

•	the effect of a dramatically slowing economy on our lending portfolio including our construction and automobile loans;

•	the impact of the U.S. government’s economic stimulus program and its various financial institution rescue plans including TARP;

•	increases in our deposit insurance costs;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting and auditing bodies; and

•	changes in our organization, compensation and benefit plans.

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Ben Franklin Financial, MHC

Ben Franklin Financial, MHC is the federally-chartered mutual holding company parent of Ben Franklin Financial, Inc. Ben Franklin Financial, MHC’s only business is the ownership of 55.9% of the outstanding shares of common stock of Ben Franklin Financial, Inc. So long as Ben Franklin Financial, MHC exists, it will own a majority of the voting stock of Ben Franklin Financial, Inc. At December 31, 2009, Ben Franklin Financial, MHC had assets of $14.3 million. Ben Franklin Financial, MHC’s executive office is located at 830 East Kensington Road, Arlington Heights, Illinois 60004, and its telephone number is (847) 398-0990.

Ben Franklin Financial, Inc.

Ben Franklin Financial, Inc. (the “Company”) is the mid-tier stock holding company for Ben Franklin Bank of Illinois. Ben Franklin Financial, Inc. is chartered under federal law and owns 100% of the outstanding shares of common stock of Ben Franklin Bank of Illinois. Ben Franklin Financial, Inc. has not engaged in any significant business activity other than owning all of the shares of common stock of Ben Franklin Bank of Illinois. At December 31, 2009, Ben Franklin Financial, Inc. had consolidated assets of $119.7 million, total deposits of $103.1 million and stockholders’ equity of $13.8 million. Ben Franklin Financial, Inc.’s net loss for the year ended December 31, 2009 was $1.6 million. At December 31, 2009, apart from its ownership of shares of common stock of Ben Franklin Bank of Illinois, Ben Franklin Financial, Inc. had assets of $3.5 million, which were invested primarily in a savings account and the employee stock ownership plan loan with Ben Franklin Bank of Illinois. The executive offices of Ben Franklin Financial, Inc. are located at 830 East Kensington Road, Arlington Heights, Illinois 60004, and its telephone number is (847) 398-0990.

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

General

Our principal business consists of attracting retail deposits from the general public in our market and investing those deposits, together with funds generated from operations and borrowings, in one- to four-family residential mortgage loans and, to a lesser extent, home equity lines-of-credit, commercial real estate loans, multi-family real estate loans, construction and land loans and other loans. We also invest in mortgage-backed and other securities and automobile loans. Our revenues are derived principally from the interest on loans and securities, fees for loan origination services, loan fees, and fees levied on deposit accounts. Our primary sources of funds are deposits and principal and interest payments on loans and securities. A continuation of the current economic slowdown may impact the Company’s lending operations by affecting origination volume and credit quality. Also the decline in real estate values may adversely affect the realizable value of the Company’s real estate collateral.

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

Our market area has been affected by the current economic recession which has caused the real estate values to decline over the past several years as reflected by the median sales price for existing single-family homes which decreased 11.2% in 2008 and 18.9% in 2009 in the Chicago metropolitan area. Foreclosure filings in Cook County increased 25.5% to 49,000 in 2008 and 8.3% to 53,000 in 2009. In the six counties surrounding Cook County, foreclosures increased 44.9% in 2008 and 20.2% in 2009. Another sign of the impact of the current economic recession is the unemployment rate, which in the Chicago metropolitan area, has increased to 10.6% as of December 2009 from 7.1% as of December 2008. In our immediate area, the residential development contiguous to our main office which was scheduled to start in 2008 has been delayed as the original developer was unable to proceed and the property was foreclosed by another financial institution. Recently talks have begun with the village and a new developer to revise and complete a new residential project on the site.

Competition

We face intense competition within our market area both in making loans and attracting deposits. The Chicago metropolitan area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of the June 30, 2009 Federal Deposit Insurance Corporation’s annual deposit report, our market share of deposits represented less than 1% of deposits in Cook County, Illinois.

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

Lending Activities

The principal lending activity of Ben Franklin Bank of Illinois is originating and acquiring one- to four-family residential mortgage loans, home equity lines-of-credit, commercial real estate loans, multi-family real estate loans, automobile loans, construction and land loans, and other loans. Since 2002, we have expanded our multi-family and commercial real estate lending in an effort to diversify our overall loan portfolio, increase the yield of our loans and shorten asset duration. Beginning in 2008 and continuing through 2009 we expanded our home equity line-of-credit lending through product enhancements and more competitive pricing. Beginning in late 2008 and continuing through September of 2009, we purchased from a private lending firm loans to medical practitioners secured by medical equipment. We concluded the program as we reached certain concentration limits. During the period from January 2007 to July 2008, we purchased automobile loans from a third party lender, however, we suspended such purchases effective July 2008 based on our review of portfolio concentrations, our liquidity position, and the economic environment. At this time we do not anticipate the resumption of the automobile purchase program given the current economic conditions. We will continue to adapt our lending strategy and diversify our loan portfolio in response to changing economic conditions and customer needs.

Loan Portfolio Composition.  The following table sets forth the composition of our loan portfolio by type of loan, at the dates indicated. We had no loans held for sale in 2009 and 2008.

	December 31,
	2009		2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate:
One- to four-family	$40,051	37.33%	$42,759	38.17%
Multi-family	16,933	15.79	14,253	12.73
Commercial	13,204	12.31	13,986	12.49
Construction	6,096	5.68	8,541	7.63
Land	1,139	1.06	1,016	0.91

Total real estate	77,423	72.17	80,555	71.93

Consumer and other loans:
Home equity lines-of-credit	16,589	15.47	16,610	14.83
Commercial business	5,916	5.52	4,077	3.64
Automobile	7,214	6.73	10,519	9.39
Other	121	0.11	237	0.21

Total consumer and other loans	29,840	27.83	31,443	28.07

Total loans	107,263	100.00%	111,998	100.00%

Premiums and net deferred loan costs	75		264
Loans in process	(1,804)		(1,919)
Allowance for loan losses	(940)		(584)

Total loans, net	$104,594		$109,759

Loan Portfolio Maturities and Yields.  The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2009. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Loans are presented net of loans in process.

	One- to Four-Family		Multi-Family, Commercial Real Estate, and Land		Construction		Home Equity Lines-of- Credit, Automobile, and Other		Commercial Business		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

Due During the Years Ending December 31,
2010	$2,622	5.50%	$6,710	6.02%	$3,740	5.95%	$2,266	6.53%	$873	6.90%	$16,211	6.04%
2011	1,726	5.58	7,440	6.50	-	-	3,934	4.83	775	6.93	13,875	5.94
2012	2,809	6.17	2,766	6.83	-	-	2,636	5.36	661	7.03	8,872	6.20
2013 to 2014	5,309	6.03	8,611	6.32	-	-	4,878	3.11	1,898	6.98	20,696	5.55
2015 to 2019	5,948	5.25	1,909	6.40	-	-	10,210	3.76	841	6.19	18,908	4.61
2020 to 2024	5,441	5.09	463	6.27	-	-	-	-	-	-	5,904	5.18
2024 and beyond	14,932	5.15	1,023	6.23	-	-	-	-	-	-	15,955	5.22

Total	$38,787	5.40%	$28,922	6.35%	$3,740	5.95%	$23,924	4.24%	$5,048	6.83%	$100,421	5.49%

Non-performing loans											5,038
Loans in process											1,804

Total gross loans											$107,263

The following table sets forth our fixed- and adjustable-rate loans at December 31, 2009 that are contractually due after December 31, 2010. Loans are presented net of loans in process.

	Due After December 31, 2010
	Fixed	Adjustable		Total
	(In thousands)

Real Estate:
One- to four-family	$18,162	$18,003	(1)	$36,165
Multi-family, commercial real estate and land	18,354	3,858		22,212
Construction	-	-		-

Total real estate loans	36,516	21,861		58,377

Consumer and other loans:
Home equity lines-of-credit, automobile, and other	3,409	16,661		4,175
Commercial business	4,997	766		21,658

Total consumer and other loans	8,406	17,427		25,833

Total	$44,922	$39,288		$84,210

(1)	Includes loans which are fixed for a period of three to five years and then adjust.

Loan Approval Procedures and Authority.  Pursuant to federal law, the aggregate amount of loans that Ben Franklin Bank of Illinois is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Ben Franklin Bank of Illinois’ unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2009, based on the 15% limitation, Ben Franklin Bank of Illinois’ loans-to-one-borrower limit was approximately $1.8 million. On the same date, Ben Franklin Bank of Illinois had no borrowers with outstanding balances in excess of this amount. As of December 31, 2009, the largest dollar amount outstanding to one borrower, or group of related borrowers, was $1.7 million and was secured by multi-family real estate. The loans were performing in accordance with their terms at December 31, 2009. In addition, as of the same date, we had seven other relationships with outstanding balances over $1.0 million.

Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of sufficiently detailed applications submitted by the prospective borrower and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our board of directors. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, financial statements, tax returns and/or confirmations.

Under our loan policy, the individual processing an application is responsible for ensuring that all documentation is obtained prior to the submission of the application to an officer for approval. An officer then reviews these materials and assesses whether the requested loan meets our underwriting guidelines described below. Under our loan policy, we do not originate or purchase subprime, Alt-A, or low or no document loans.

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

One- to Four-Family Residential Real Estate Lending.  The cornerstone of our lending program has long been the origination or purchase of long-term permanent loans secured by mortgages on owner-occupied one- to four-family residences. At December 31, 2009, $40.1 million, or 37.3% of our gross loan portfolio consisted of permanent loans on one- to four-family residences. Our average outstanding one- to four-family residential loan balance was $172,000 and our largest outstanding residential loan had a principal balance of $1.2 million at December 31, 2009. Virtually all of the residential loans we originate are secured by properties located in our market area. See “—Originations, Sales and Purchases of Loans.”

Due to consumer demand, most of our originations are 15- to 30-year fixed-rate loans secured by one- to four-family residential real estate. We generally originate our fixed-rate one- to four-family residential loans in accordance with secondary market standards to permit their sale. At December 31, 2009, we had $6.3 million of fixed-rate residential loans with original contractual maturities of 10 years or less, $5.2 million of fixed-rate residential loans with original contractual maturities between 10 and 20 years and $9.6 million of fixed-rate residential loans with original contractual maturities in excess of 21 years in our portfolio.

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

At times our efforts to originate adjustable-rate one- to four-family residential mortgage loans have not been sufficient to meet asset/liability management objectives. Accordingly, we have purchased pools of such loans from local institutions. Our last purchase of such loans was August of 2007. As of December 31, 2009, $16.7 million of our one- to four-family residential loans were acquired from other institutions. While borrower preference appears to favor fixed rates for one- to four-family residential mortgage loans given the historically low market rates, we still intend to offer these products through our own origination efforts to help meet asset/liability objectives.

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. Also, many of our adjustable-rate one- to four-family residential loans have fixed rates of interest for an initial period of up to seven years. As a result, the effectiveness of adjustable-rate mortgage loans may be limited during periods of rapidly rising interest rates. At December 31, 2009, $19.0 million, or 47.6% of our one- to four-family residential loans, had adjustable rates of interest.

We evaluate both the borrower’s ability to make principal, interest and escrow payments and the value of the property that will secure the loan. Residential mortgage loans do not currently include prepayment penalties, are non-assumable and do not produce negative amortization. Our residential mortgage loans customarily include due-on-sale clauses giving us the right to declare the loan immediately due and payable in the event that, among other things, the borrower sells the property subject to the mortgage. We currently originate residential mortgage loans for our portfolio with loan-to-value ratios of up to 80% for owner-occupied one- to four-family homes and up to 75% for non-owner occupied homes. At December 31, 2009, we had seven single-family loans with an aggregate outstanding balance of $1.3 million which were 90 days or more delinquent, all of which are in non-accrual status.

Multi-Family Real Estate Lending.  During recent years, we have increased our multi-family real estate lending. Most of our originated loans are located in our primary market area. At December 31, 2009, we had $16.9 million in multi-family real estate loans, representing 15.8% of the gross loan portfolio.

The multi-family real estate loans we originate generally have a maximum term of 5 years and are secured by apartment buildings located within the greater Chicago area. The interest rates on these loans are generally fixed for an initial period of three to five years and then adjust every one to five years based on the relevant Constant Maturity Treasury Bill Index, plus a margin. These loans are generally made in amounts of up to 80% of the lesser of the appraised value or the purchase price of the property with a projected debt service coverage ratio of at least 120%. Most of our multi-family loans have principal balances less than $1.0 million.

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

At December 31, 2009, our largest multi-family loan had a balance of $1.7 million and was secured by 13 condominium units, 11 units of which have been rented until they are sold. At December 31, 2009 this loan was performing in accordance with its terms.

Multi-family real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. At December 31, 2009, we had one multi-family loan with an outstanding balance of $326,000 which was 90 days or more delinquent and in non-accrual status. The Bank is the debtor in possession and foreclosure actions have been initiated against the borrower. The building is currently vacant and being prepared for sale.

Commercial Real Estate Lending.  In recent years, we have sought to increase our commercial real estate loans. Commercial real estate loans are secured by office buildings, mixed-use and other commercial properties. At December 31, 2009, we had $13.2 million in commercial real estate loans, representing 12.3% of our gross loan portfolio.

Our commercial real estate loans generally have interest rates which are fixed for the first five years and then adjust at one to five year intervals thereafter. While such loans may have amortization schedules of up to 25 years, most of these loans have maturities of ten years or less. The maximum loan-to-value ratio of our commercial real estate loans is generally 75%. At December 31, 2009, our largest commercial real estate loan totaled $1.1 million and was secured by a commercial industrial building. At December 31, 2009, this loan was 90 days past due and in non-accrual status. The borrower, a small manufacturer, has recently reported new sales; however, foreclosure proceedings have been initiated against the borrower.

Set forth below is information regarding our commercial real estate loans at December 31, 2009.

Type of Loan	Number of Loans	Balance
		(Dollars in thousands)

Office	8	$3,027
Industrial	4	2,783
Retail	5	2,057
Mixed use	13	4,952
Other	1	385

Total	31	$13,204

We consider a number of factors in originating commercial real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service) to assess whether it is at least 120% of the monthly debt service. All commercial real estate loans are appraised by outside independent appraisers approved by the board of directors. Personal guarantees are generally obtained from commercial real estate borrowers although we will consider waiving this requirement based upon the loan-to-value ratio of the proposed loan.

Loans secured by commercial real estate generally are larger than one- to four-family residential loans and involve greater credit risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate. At December 31, 2009, we had two commercial real estate loans with a total outstanding balance of $1.9 million which were 90 days or more delinquent and in non-accrual status. Both loans are in foreclosure proceedings.

Construction and Land Lending.  We make construction loans to builders and developers for the construction of one- to four- and multi-family residential units and to individuals for the construction of their primary or secondary residence. We also make a limited amount of land loans to developers, primarily for the purpose of developing residential subdivisions. At December 31, 2009, our construction loans totaled $6.1 million representing 5.7% of the gross loan portfolio and our land loans totaled $1.1 million representing 1.1% of the gross loan portfolio.

At December 31, 2009, our largest outstanding one- to four-family residential construction loan commitment was for $1.2 million of which $653,000 was outstanding. At December 31, 2009 this loan had matured and is in non-accrual status under contract to be sold.

The application process includes a submission to Ben Franklin Bank of Illinois of plans, specifications and costs of the project to be constructed or developed. These items are used to help assess the value of the subject property. Loans are based on the lesser of current appraised value or the cost of construction (land plus building). Our construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. Outside independent licensed appraisers inspect the progress of the construction of the dwelling before disbursements are made.

We make loans to builders and developers “on speculation” to finance the construction of residential property where an independent appraisal shows that a ready market exists for the property as completed. Such loans generally have adjustable interest rates based upon the prime rate as published in the Wall Street Journal with terms from six months to two years. The proceeds of the loan are advanced during construction based upon the percentage of completion as determined by an inspection. The loan amount normally does not exceed 80% of projected completed value for homes that have been pre-sold to the ultimate occupant. For loans to builders for the construction of homes not pre-sold, which may carry a higher risk, the loan-to-value ratio is generally limited to 75%. Whether we are willing to provide permanent takeout financing to the purchaser of the home is determined independently of the construction loan by a separate underwriting process. At December 31, 2009, we had construction loans with outstanding aggregate balances of $2.2 million secured by one- to four-family residential property built on speculation.

We also make construction loans for commercial development projects such as multi-family, apartment and small retail and office buildings. These loans generally have an interest-only phase during construction then convert to permanent financing. Disbursements of construction loan funds are at our discretion based on the progress of construction. The maximum loan-to-value ratio limit applicable to these loans is generally 75%. At December 31, 2009, we had construction loans with an outstanding aggregate balance of $1.4 million which were secured by multi-family residential or commercial property.

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

The table below sets forth, by type of security property, the number and amount of our construction and land loans at December 31, 2009, all of which are secured by properties located in our market area.

	Number of Loans	Loans in Process	Net Principal Balance	Non-Performing
	(Dollars in thousands)

One- to four-family construction	5	$1,595	$2,152	$653
Multi-family construction	2	1	1,437	-
Residential land	1	107	804	-

Total construction and land loans	8	$1,703	$4,393	$653

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

Our construction loan originations in 2009 were relatively unchanged from 2008 reflecting the adverse conditions in the local real estate market. We expect originations to remain at a relatively low level in 2010.

Home Equity Lending.  We originate variable-rate home equity lines-of-credit and, to a lesser extent, fixed- and variable-rate loans secured by a lien on the borrower’s primary residence. Our home equity products are limited to 85% of the property value less any other mortgages. We use the same underwriting standards for home equity lines-of-credit and loans as we use for one- to four-family residential mortgage loans. Our home equity line-of-credit product carries an interest rate tied to the prime rate published in the Wall Street Journal with a margin that ranges from prime to prime minus 125 basis points. The product has a rate ceiling of 17.5%. Our home equity line-of-credit loans originated in 2009 have a rate floor of 5.00%. Our home equity lines-of-credit provide for an initial draw period of up to seven years, with monthly payments of interest calculated on the outstanding balance. At the end of the initial seven years, the line may be paid in full or restructured at our then current home equity program. A prepayment penalty is assessed if the line is closed within one year. We currently offer fixed rate home equity loans with a payment based on a 15 year amortization period and final balloon payment in five years.

At December 31, 2009, we had $16.6 million or 15.5% of gross loans in home equity loans and outstanding advances under home equity lines and an additional $15.5 million of funds committed, but not advanced, under the home equity lines-of-credit. During the last several years, we have upgraded our home equity line of credit product and market this product more aggressively. We intend to continue promoting the home equity line-of-credit product in 2010.

Commercial Business Loans.  We originate or purchase secured or unsecured loans to professionals, sole proprietorships and small businesses for commercial, corporate and business purposes. Commercial business lending products include term loans, revolving lines of credit and leases. We also make commercial business loans under certain programs of the U.S. Small Business Administration. Our commercial business loans are generally used for working capital purposes or for acquiring equipment, inventory or furniture. To expand our commercial business loan portfolio, at the end of 2008 we began purchasing such loans from a private lending firm. These loans to medical practitioners are primarily secured by medical equipment. A majority of these loans have fixed rates over a term of seven years. We purchased $2.7 million of such loans in 2009 and have an outstanding balance of $3.4 million as of December 31, 2009. We suspended the purchase of these loans as we reached certain concentration limits.

Commercial business loans are made with terms usually less than five years with either variable or fixed rates of interest. Variable rates are based on the prime rate plus a margin. Fixed-rate commercial business loans are set at a margin above prime rate. At December 31, 2009, we had $5.9 million of commercial business loans outstanding, representing 5.5% of the gross loan portfolio.

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

At December 31, 2009, our largest commercial business loan relationship was a $719,000 loan with a long haul trucking firm. At December 31, 2009, this loan was performing in accordance with its terms. We may further develop this segment of our lending program in the future to diversify our loan portfolio.

Consumer Lending.  In an effort to expand our consumer loan portfolio and increase the overall yield on our loan portfolio, we entered into an agreement with a local bank in 2007 to purchase approximately $1.0 million per month of loans on new and used automobiles. Prior to entering into the agreement, we reviewed the knowledge and experience of the lender’s management in this area, the underwriting standards, and their historical loss rates. We also had discussions with other investors. For 2008, we agreed to purchase approximately $750,000 per month from the same seller under a similar agreement. In July of 2008, we suspended new purchases under this agreement based on the review of risk concentrations in our portfolio, liquidity requirements, and economic conditions. At this time we do not anticipate the resumption of the automobile purchase program given the current economic conditions.

Under the purchase agreement, on a monthly basis the seller aggregated automobile loans into pools for our purchase. The pools were segregated into risk categories with each category having predefined limits as to the maximum amounts allowed. Generally the pools were sold without recourse. We received a listing of the individual loans in the pool, which included loan and borrower information, prior to funding the purchase; however we were not permitted to substitute loans in a pool or purchase part of a pool.

The seller is responsible for dealer relationships and the monitoring of their performance. The seller performs all servicing functions including the collection of principal, interest, and fees as well as repossessions and recoveries. We also perform ongoing quarterly reviews of loan files and review operational procedures as part of our internal audit function. For 2008, we purchased $5.3 million of such loans. We did not purchase any automobile loans in 2009. At December 31, 2009, we had approximately $7.2 million of automobile loans outstanding, representing 6.7% of our gross loan portfolio.

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances as well as the current slowing economy. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At December 31, 2009, we had $28,000 of repossessed automobiles. There were no non-performing consumer loans at December 31, 2009. While the current amount of our repossessed assets and non-performing consumer loans is low, there can be no assurance that delinquencies in our consumer loan portfolio will not increase in the future.

Originations, Purchases and Sales of Loans

We originate real estate and other loans through our loan officers, marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys. We currently offer incentives to employees for loan referrals.

We sell loans based on asset/liability, risk-sharing and regulatory considerations. For instance, we may sell participation interests in our large, multi-family and commercial real estate loans in order to diversify our risk. At December 31, 2009, we serviced $988,000 of multi-family mortgage loans and $128,000 of residential mortgage loans for others.

We purchase loans from third parties to supplement loan production. In particular, we may purchase loans of a type which are not available to us with favorable terms in our own market area. For instance, during 2009, in accordance with our asset/liability policy, we purchased $230,000 of construction loans, and $3.1 million in commercial business loans. In addition, we have purchased on occasion participations in income-producing property and other loans. We generally use the same underwriting and approval standards in evaluating loan purchases as we do in originating loans except for the automobile purchases which follows the originating institution’s standards. At December 31, 2009, approximately $31.1 million of our loan portfolio was serviced by others. While we intend to focus on internally generated originations, we may continue to purchase participations in commercial real estate loans with other financial institutions. The following table shows our loan origination, purchase, sale and principal repayment activity during the periods indicated. Loans are presented net of loans in process and the allowance for loan losses.

	Years Ended December 31,
	2009	2008
	(In thousands)

Total loans at beginning of period	$109,759	$105,036
Loans originated:
Real estate:
One- to four-family	7,101	6,901
Multi-family	5,737	2,781
Commercial	1,076	1,478
Construction	3,321	3,273
Land	150	66
Consumer and other loans:
Commercial business	345	1,338
Other	24	25

Total loans originated	17,754	15,862
Loans purchased:
Multi-family, commercial real estate, and construction	230	2,286
Commercial business	3,078	1,130
Automobile	-	5,291

Total loans purchased	3,308	8,707
Add (Deduct)
Principal repayments	(22,508)	(26,883)
Loan sales (1)	(1,000)	-
Home equity lines-of-credit net	(21)	7,528
Provision for loan losses	(1,309)	(197)
Transfer from loans to repossessed assets	(1,165)	(300)
Net other	(224)	6

Net loan activity	(5,165)	4,723

Total loans at end of period	$104,594	$109,759

(1) The sale in 2009 was a participation in a multi-family loan

Delinquencies and Non-Performing Assets

Delinquency Procedures.  When a borrower fails to make a required payment on a loan, we attempt to cause the delinquency to be cured by contacting the borrower. A late notice is generated and is sent to all mortgage loans 15 days delinquent and to all consumer loans 10 days delinquent. The borrower is contacted 20 days after the due date of all loans. Another late notice along with any required demand letters as set forth in the loan contract are sent 30 days after the due date. Additional written and verbal contacts may be made with the borrower between 30 and 60 days after the due date.

If the delinquency is not cured by the 60th day, the customer is normally provided 30 days written notice that the account will be referred to counsel for collection and foreclosure, if necessary. If it becomes necessary to foreclose, the property is sold at public sale and we may bid on the property to protect our interest.

All loan charge-offs are recommended and approved by either our President or the Chief Loan Officer. Our procedures for repossession and sale of collateral are subject to various requirements under Illinois state consumer protection laws.

When we acquire real estate as a result of foreclosure or by deed in lieu of foreclosure it is classified as foreclosed real estate until it is sold. The real estate is recorded at estimated fair value, less estimated cost to sell, at the date of acquisition, and any write-down resulting from the acquisition is charged to the allowance for loan losses. Subsequent decreases in the value of the property are charged to operations through the creation of a valuation allowance. After acquisition, all costs incurred in maintaining the property are expensed. Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

Delinquent Loans.  The following table sets forth our loan delinquencies by type and amount at the dates indicated.

	Loans Delinquent For						Total
	30-59 Days		60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)

At December 31, 2009
Real estate:
One- to four-family	2	215	—	—	7	1,264	9	1,479
Multi-family	2	1,418	—	—	1	326	3	1,744
Commercial	—	—	—	—	2	1,927	2	1,927
Construction	—	—	—	—	1	653	1	653
Land	—	—	—	—	—	—	—	—
Consumer and other loans:	—	—	—	—	—	—	—	—
Home equity lines-of-credit	—	—	—	—	—	—	—	—
Automobile	6	59	1	11	—	—	7	70
Commercial business	1	41	—	—	2	868	3	909
Other	—	—	—	—	—	—	—	—

Total	11	1,733	1	11	13	5,038	25	6,782

At December 31, 2008
Real estate:
One- to four-family	—	$—	1	$299	4	$719	5	$1,018
Multi-family	—	—	—	—	1	511	1	511
Commercial	2	1,279	—	—	2	1,282	4	2,561
Construction	—	—	—	—	1	899	1	899
Land	—	—	—	—	—	—	—	—
Consumer and other loans:
Home equity lines-of-credit	—	—	—	—	—	—	—	—
Automobile	4	55	2	34	2	15	8	104
Commercial business	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—

Total	6	$1,334	3	$333	10	$3,426	19	$5,093

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

On the basis of this review of our assets, our classified or special mention assets at the dates indicated were as follows:

	At December 31,
	2009	2008
	(In thousands)

Substandard (foreclosed real estate and repossessed automobiles)	$991	$19
Substandard loans	6,570	3,426
Doubtful	—	—
Loss	—	—
Special mention	—	1,124

Total classified and special mention assets	$7,561	$4,569

Non-Performing Assets.  We cease accruing interest on our loans when contractual payments of principal or interest have become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed. Interest received on nonaccrual loans generally is applied against principal. For the year ended December 31, 2009, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $483,000. Interest income recognized on such loans for the year ended December 31, 2009 was $112,000. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

We had one troubled debt restructuring in 2009 which included a reduction in interest rate for a twelve month period at which time the loan will revert to the original terms. At December 31, 2009 this loan had a balance of $542,000 and was performing under its terms. There were no additional commitments to lend on the restructured note. There were no troubled debt restructurings in 2008.

The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2009	2008
	(Dollars in thousands)

Non-accrual loans:
Real estate:
One- to four-family	$1,264	$719
Multi-family	326	511
Commercial	1,927	1,282
Construction	653	899
Land	—	—

Total real estate loans	$4,170	$3,411

Consumer and other loans:	—
Home equity lines-of-credit	—	—
Automobile	—	15
Commercial business	868	—
Other	—	—

Total consumer and other loans	—	—

Total non-accrual loans	$5,038	$3,426

Loans greater than 90 days delinquent and still accruing:
Real estate:
One- to four-family	$—	$—
Multi-family	—	—
Commercial	—	—
Construction	—	—
Land	—	—

Total real estate loans	$—	$—

Consumer and other loans:
Home equity lines-of-credit	—	—
Automobile	—	—
Commercial business	—	—
Other	—	—

Total consumer and other loans	$—	$—

Total loans greater than 90 day delinquent and still accruing	$—	$—

Total non-performing loans	$5,038	$3,426

Foreclosed assets:
One- to four-family real estate	$963	$—
Multi-family real estate	—	—
Commercial real estate	—	—
Construction real estate	—	—
Land	—	—
Automobile	28	19
Commercial business	—	—

Total foreclosed assets	991	19

Total non-performing assets	$6,029	$3,445

Ratios:
Non-performing loans to total loans	4.77%	3.10%
Non-performing assets to total assets	5.04%	2.77%

At December 31, 2009 our largest non-performing loans included loans collateralized by a vacant six unit apartment building with an outstanding balance of $326,000 after a $185,000 charge-off, a commercial building owned by a small manufacturing business with an outstanding balance of $1.1 million, a commercial building which is partially leased with an outstanding balance of $802,000 after a $94,000 charge-off, a construction loan to build a single family home with an outstanding balance of $653,000 after a $50,000 charge-off and for which a $229,000 allowance was established, and a loan to a leasing company currently in bankruptcy secured by three individual leases for business equipment with an outstanding balance of $618,000 after a $277,000 charge-off for which a $63,000 allowance was established. At December 31, 2009 foreclosure proceedings have been initiated on substantially all of our non-performing loans. All of the real estate collateral is located in the Chicago metropolitan area.

At December 31, 2009, there were no other loans or other assets that are not disclosed on the table or disclosed as classified or special mention, where known information about the possible credit problems of borrowers caused us to have serious doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses.  Our allowance for loan losses is the amount considered necessary to absorb probable incurred losses in our loan portfolio at the balance sheet date. We evaluate the need to establish loss allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (1) specific valuation allowances for individually impaired loans and (2) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

Specific Allowances for Impaired Loans.  We establish a specific allowance when loans are determined to be impaired. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less selling cost. Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency.

General Valuation Allowance on the Remainder of the Loan Portfolio.  We establish a general allowance for loans that are not individually impaired by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience adjusted for current environmental factors such as, delinquency trends and management’s evaluation of the collectability of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to help ensure their relevance in the current real estate environment.

As an integral part of their examination process, the Office of Thrift Supervision will periodically review our allowance for loan losses. Such agency may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses.  The following table sets forth activity in our allowance for loan losses for the years indicated.

	At or For the Years Ended December 31,
	2009	2008
	(Dollars in thousands)

Balance at beginning of year	$584	$495

Charge-offs
One to four-family	150	—
Multi-family	190	—
Commercial real estate	164	—
Construction	126	72
Commercial business	277	—
Automobile	88	37

Total charge-offs	$995	$109

Total recoveries	42	1

Provision for loan losses	1,309	197

Balance at end of year	$940	$584

Ratios:
Net charge-offs to average loans outstanding	0.93%	0.10%
Allowance for loan losses to non-performing loans at end of year	18.66%	17.05%
Allowance for loan losses to total loans at end of year	0.89%	0.53%

Our charge-offs in 2009 primarily reflect the decline in the value of real estate collateral securing the non-performing loans. The $277,000 charge-off for commercial loans was the result of a fraudulent lease securing the loan. The $72,000 in charge-offs in 2008 was for a construction loan secured by a single family residence.

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2009			2008
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Real Estate:
One- to four-family	$149	$40,051	37.33%	$42	$42,759	38.17%
Multi-family	199	16,933	15.79	185	14,253	12.73
Commercial	111	13,204	12.31	172	13,986	12.49
Construction	259	6,096	5.68	61	8,541	7.63
Land	13	1,139	1.06	11	1,016	0.91

Total Real Estate	731	77,423	72.17	471	80,555	71.93

Consumer and other:
Home equity lines-of-credit	33	16,589	15.47	17	16,610	14.83
Commercial business	118	5,916	5.52	49	4,077	3.64
Automobile	58	7,214	6.73	47	10,519	9.39
Other	-	121	0.11	-	237	0.21

Total consumer and other	209	29,840	27.83	113	31,443	28.07

Total loans	$940	$107,263	100.00%	$584	$111,998	100.00%

At December 31, 2009, our allowance for loan losses represented 0.89% of total gross loans and 18.66% of nonperforming loans. During 2009, $995,000 was charged to the allowance for loan losses and a provision of $1.3 million was added resulting in a balance in our allowance for loan losses of $940,000 at December 31, 2009 as compared to $584,000 at December 31, 2008.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making our determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing our loan portfolio, will not request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that increases will not be necessary should the quality of any loan deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

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

Mortgage-Backed Securities. We invest in mortgage-backed pass-through securities in order to supplement loan production and achieve our asset/liability management goals. All of the securities owned by us are issued, insured or guaranteed either directly or indirectly by a federal agency or government sponsored enterprise. The Government National Mortgage Association (“GNMA”) is a corporation wholly owned by the United States Government and, as a result, all securities issued by it are backed by the full faith and credit of the United States. In contrast, the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”) are government sponsored enterprises, the obligations of which are neither backed by, nor explicitly guaranteed by, the United States government.

While a federal agency, a government sponsored enterprise guarantee or a high credit rating may indicate a relatively high degree of protection against default, such guarantees and ratings do not protect the securities from declines in value based on changes in interest rates or prepayment speeds. Reflecting our policy of maintaining a substantial portfolio of investments having short to medium terms to repricing or maturity, our mortgage-backed pass-through securities portfolio at December 31, 2009 included $956,000 of adjustable-rate mortgage-backed securities.

Mortgage-Backed Securities Portfolio Composition. The following table sets forth the composition of our mortgage-backed securities portfolio, by issuer, at the dates indicated.

	At December 31,
	2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Mortgage-backed securities available for sale:
Pass-through securities:
Federal National Mortgage Association	$1,666	$1,746	$2,187	$2,213
Federal Home Loan Mortgage Corporation	307	313	413	411
Government National Mortgage Association	396	404	487	477

Total mortgage-backed securities available for sale	$2,369	$2,463	$3,087	$3,101

Mortgage-Backed Securities Portfolio Maturities and Yields. The following table sets forth the contractual maturities and weighted average yields of our mortgage-backed securities portfolio at December 31, 2009. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Mortgage- backed securities available for sale:
Pass-through securities:
Federal National Mortgage Association	$-	-%	$-	-%	$537	4.72%	$1,129	4.15%	$1,666	$1,746	4.33%
Federal Home Loan Mortgage Corporation	-	-	-	-	115	4.71	192	2.96	307	313	3.61
Government National Mortgage Association	-	-	-	-	-	-	396	3.79	396	404	3.79

Total mortgaged-backed securities available for sale	$-	-%	$-	-%	$652	4.72%	$1,717	3.93%	$2,369	$2,463	4.15%

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

The following table sets forth the distribution of total interest-bearing deposits by account type, for the years indicated.

	For the year ended December 31,
	2009			2008
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Demand and NOW deposits	$7,014	6.92%	0.33%	$6,388	6.89%	0.36%
Money market deposits	9,849	9.71	1.14	9,515	10.26	1.27
Regular and other savings	7,303	7.20	0.29	7,516	8.11	0.49

Total transaction and savings accounts	24,166	23.83	0.65	23,419	25.26	0.77
Certificates of deposit	77,228	76.17	3.17	69,297	74.74	4.15

Total interest-bearing deposits	$101,394	100.00%	2.57%	$92,716	100.00%	3.30%

As of December 31, 2009, the aggregate amount of our outstanding certificates of deposit in amounts greater than or equal to $100,000 was approximately $20.2 million. The following table sets forth the maturity of these certificates as of December 31, 2009.

At December 31, 2009
(In thousands)

Three months or less	$5,744
Over three months through six months	5,502
Over six months through one year	3,581
Over one year	5,415

Total	$20,242

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

Our borrowings currently consist solely of advances from the Federal Home Loan Bank of Chicago. At December 31, 2009, we had access to additional Federal Home Loan Bank advances of up to $13.8 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances with terms of one year or less at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2009		2008
	(Dollars in thousands)

Balance at end of year	$2,000		$6,500
Average balance during year	5,838		6,199
Maximum outstanding at any month end	6,500		10,500
Weighted average interest rate at end of period	3.88%		4.41%
Average interest rate during year	4.79%	(1)	4.17%

(1)   Includes a $21,000 prepayment penalty on the repayment of a $2.0 million advance scheduled to mature March 22, 2010.

Subsidiary and Other Activities

Other than Ben Franklin Bank of Illinois, Ben Franklin Financial, Inc. has no subsidiaries.

Personnel

As of December 31, 2009, we had 23 full-time employees and no part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

At December 31, 2009, our total federal and Illinois pre-1988 base year tax bad debt reserve was approximately $397,000. Under current law, pre-1988 federal base year reserves remain subject to recapture if a thrift institution makes certain non-dividend distributions, repurchases any of its stock, pays dividends in excess of tax earnings and profits, or ceases to maintain a thrift or bank charter.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of AMT may be used as credits against regular tax liabilities in future years. We have not been subject to the AMT and have no such amounts available as credits for carryover.

Net Operating Loss Carryovers. Generally we may carry back federal net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2009, we had no net operating loss carryforwards for federal income tax purposes.

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

State and Local Taxation

Illinois State Taxation. Ben Franklin Financial, Inc., and Ben Franklin Bank of Illinois are required to file Illinois income tax returns and pay tax at a stated tax rate of 7.30% of Illinois taxable income. For these purposes, Illinois taxable income generally means federal taxable income subject to certain modifications, primarily the exclusion of interest income on United States obligations. As of December 31, 2009, we have Illinois net operating losses of approximately $2.4 million which are being carried forward and available to reduce future taxable income. These carryforwards expire beginning 2014 through 2021. For financial reporting purposes, at December 31, 2009, we established a valuation for the balance of our deferred net tax asset which included the balance of our state net operating loss carryforwards.

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

Any change in these laws or regulations, whether by the Federal Deposit Insurance Corporation, the Office of Thrift Supervision or Congress, could have a material adverse impact on Ben Franklin Financial, Inc. and Ben Franklin Bank of Illinois and their operations.

Proposed Federal Legislation

Legislation has been introduced in the United States Senate and House of Representatives that would implement sweeping changes to the current bank regulatory structure described in this section. A bill passed by the House would eliminate Ben Franklin Bank of Illinois’ current primary federal regulator, the Office of Thrift Supervision, by merging the Office of Thrift Supervision into the Comptroller of the Currency (the primary federal regulator for national banks). The House legislation would authorize the Comptroller of the Currency to charter mutual and stock savings banks and mutual holding companies, which would be under the supervision of the Division of Thrift Supervision of the Comptroller of the Currency. The House bill would also establish a Financial Services Oversight Council and grant the Board of Governors of the Federal Reserve System exclusive authority to regulate all bank and thrift holding companies. If the House bill is enacted, Ben Franklin Financial, Inc. would become a holding company subject to supervision by the Federal Reserve Board as opposed to the Office of Thrift Supervision, and would become subject to the Federal Reserve’s regulations.

The Senate proposal would remove bank and bank holding company regulatory powers from the Board of Governors of the Federal Reserve System over banks with assets of less than $50 billion and merge the Office of Thrift Supervision into the Office of the Comptroller of the Currency. Under this proposal, federal savings banks and savings and loan holding companies that were regulated by the Office of Thrift Supervision would become subject to supervision and regulation by the Office of the Comptroller of the Currency while state banks, thrifts and their holding companies would be regulated by the Federal Deposit Insurance Corporation.

Both the House bill and the Senate proposal would establish new government bureaucracies empowered to write consumer protection rules, and in certain cases, to conduct examinations and implement enforcement actions with respect thereto. We believe that the creation of such consumer protection bureaucracies could result in an increase in our compliance costs.

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

The risk-based capital standard for savings banks requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100% assigned by the Office of Thrift Supervision based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings but excluding accumulated other comprehensive income), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital. At December 31, 2009, Ben Franklin Bank of Illinois’ capital exceeded all applicable requirements.

Loans to One Borrower. A federal savings bank generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2009, Ben Franklin Bank of Illinois was in compliance with the loans-to-one borrower limitations.

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

A savings bank that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions. At December 31, 2009, Ben Franklin Bank of Illinois qualified under the thrift lender test.

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

At December 31, 2009, Ben Franklin Bank of Illinois met the criteria for being considered “well-capitalized.”

Insurance of Deposit Accounts. Ben Franklin Bank of Illinois is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Deposit accounts at the Bank are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the Federal Deposit Insurance Corporation increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2013. In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until June 30, 2010. The Bank has opted to participate in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program. See “—Temporary Liquidity Guarantee Program.”

The Federal Deposit Insurance Corporation imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from 5 to 43 basis points of the institution’s deposits. On December 22, 2008, the Federal Deposit Insurance Corporation published a final rule that raised the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009. On February 27, 2009, the Federal Deposit Insurance Corporation issued a final rule that altered the way the Federal Deposit Insurance Corporation calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the rule, the Federal Deposit Insurance Corporation first establishes an institution’s initial base assessment rate. This initial base assessment rate ranges, depending on the risk category of the institution, from 12 to 45 basis points. The Federal Deposit Insurance Corporation then adjusts the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate are based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate ranges from 7 to 77.5 basis points of the institution’s deposits. Additionally, on May 22, 2009, the Federal Deposit Insurance Corporation issued a final rule that imposed a special 5 basis points assessment on each FDIC-insured depository institution’s assets, minus its Tier 1 capital on June 30, 2009, which was collected on September 30, 2009. The special assessment was capped at 10 basis points of an institution’s domestic deposits. Future special assessments could also be assessed. Based upon the Bank’s review of the Federal Deposit Insurance Corporation’s new rule, its Federal Deposit Insurance Corporation premium assessment for 2009 increased by $197,000 including the special assessment.

The Federal Deposit Insurance Corporation has adopted a final rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Under the rule, this pre-payment was due on December 30, 2009. The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 will be equal to the modified third quarter assessment rate plus an additional 3 basis points. In addition, each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Based on our deposits and assessment rate at September 30, 2009, our prepayment amount was approximately $613,000.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2009, the annualized FICO assessment was equal to 1.06 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program. On October 14, 2008, the Federal Deposit Insurance Corporation announced a new program – the Temporary Liquidity Guarantee Program, which guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The Federal Deposit Insurance Corporation will pay the unpaid principal and interest on Federal Deposit Insurance Corporation-guaranteed debt instruments upon the uncured failure of the participating entity to make timely payments of principal or interest in accordance with the terms of the instrument. The guarantee will remain in effect until June 30, 2012. In return for the Federal Deposit Insurance Corporation’s guarantee, participating institutions will pay the Federal Deposit Insurance Corporation a fee based on the amount and maturity of the debt. We opted not to participate in this part of the Temporary Liquidity Guarantee Program.

The other part of the Temporary Liquidity Guarantee Program provides full federal deposit insurance coverage for noninterest-bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program. We opted to participate in this component of the Temporary Liquidity Guarantee Program. On August 26, 2009, the Federal Deposit Insurance Corporation extended the program until June 30, 2010. An annualized assessment rate between 15 and 25 basis points on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed depending on the institution’s risk category. We opted into the extension.

U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. The Emergency Economic Stabilization Act of 2008 was enacted in October 2008 and provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Troubled Asset Relief Program, Capital Purchase Program (“CPP”), which provides direct equity investment in perpetual preferred stock by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department. We did not participate in the CPP.

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

Federal Home Loan Bank System. Ben Franklin Bank of Illinois is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Chicago, Ben Franklin Bank of Illinois is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2009, Ben Franklin Bank of Illinois was in compliance with this requirement.

Federal Reserve System

The Federal Reserve Board regulations require savings banks to maintain non-interest-earning reserves against their transaction accounts, such as negotiable order of withdrawal (NOW) and regular checking accounts. At December 31, 2009, Ben Franklin Bank of Illinois was in compliance with these reserve requirements.

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

Waivers of Dividends by Ben Franklin Financial, MHC. Office of Thrift Supervision regulations require Ben Franklin Financial, MHC to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from Ben Franklin Financial, Inc. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis and, in general, does not object to any such waiver if:

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

ITEM 2.         Properties

As of December 31, 2009, the net book value of our properties was $0. The following is a list of our current offices:

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

Our depositor and customer records are maintained by an outside data processing firm. The net book value of our data processing and computer equipment at December 31, 2009 was $29,000.

ITEM 3.         Legal Proceedings

From time to time, we are involved as plaintiff or defendant in various legal proceedings arising in the ordinary course of business. At December 31, 2009, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 4.         Reserved

PART II

ITEM 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Our common stock is traded on the OTC Electronic Bulletin Board under the symbol “BFFI.OB.” The approximate number of holders of record of Ben Franklin Financial, Inc.’s common stock as of December 31, 2009 was 158. Certain shares of Ben Franklin Financial, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market information for Ben Franklin Financial, Inc.’s common stock for the last two years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The following information was provided by the OTC Electronic Bulletin Board.

Fiscal 2009	High Bid	Low Bid	Dividends
Quarter ended December 31, 2009	$4.25	$1.95	$0.00
Quarter ended September 30, 2009	5.25	3.75	0.00
Quarter ended June 30, 2009	5.95	5.25	0.00
Quarter ended March 31, 2009	6.75	5.25	0.00

Fiscal 2008	High Bid	Low Bid	Dividends
Quarter ended December 31, 2008	$7.05	$5.75	$0.00
Quarter ended September 30, 2008	7.80	5.25	0.00
Quarter ended June 30, 2008	10.00	7.80	0.00
Quarter ended March 31, 2008	9.35	7.00	0.00

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

(b) Not applicable.

(c) There was no Ben Franklin Financial, Inc. common stock repurchase activity during the fourth quarter of 2009.

Set forth below is information as of December 31, 2009 regarding equity compensation plans.

Plan	Number of securities to be issued upon exercise of outstanding options and rights		Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	121,216	[1]	$9.36	14,869	[2]
Equity compensation plans not approved by stockholders	-		-	-
Total	121,216		$9.36	14,869

(1)	Includes options to issue 86,740 shares and 34,476 shares of restricted stock of which 6,896 has vested.
(2)	Includes options to issue 10,464 shares and 4,405 shares of restricted stock.

ITEM 6.         Selected Financial Data

Not applicable to a smaller reporting company.

ITEM 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

The summary information presented below at each date or for each of the periods presented is derived in part from the financial statements of Ben Franklin Financial, Inc. The financial condition data at December 31, 2009 and 2008, and the operating data for the years ended December 31, 2009 and 2008 are derived from the audited financial statements of Ben Franklin Financial, Inc. The following information is only a summary, and should be read in conjunction with our financial statements and notes beginning on page 54 of this annual report on Form 10-K.

	At December 31,
	2009	2008
	(in thousands)

Selected Financial Condition Data:

Total assets	$119,682	$124,240
Cash and cash equivalents	7,796	7,950
Loans receivable, net	104,594	109,759
Securities	2,463	3,101
Deposits	103,113	101,465
FHLB advances	2,000	6,500
Stockholders’ Equity	13,829	15,417

	For the Year Ended December 31,
	2009	2008
	(in thousands)

Selected Operating Data:

Interest income	$5,850	$6,353
Interest expense	2,882	3,319

Net interest income	2,968	3,034
Provision for loan losses	1,309	197

Net interest income after provision for loan losses	1,659	2,837
Non-interest income	150	253
Non-interest expense	3,500	3,415

Loss before income taxes	(1,691)	(325)
Income tax benefit	70	130

Net loss	$(1,621)	$(195)

	At or For the Years Ended December 31,
	2009	2008

Selected Financial Ratios and Other Data:

Performance Ratios:
Return on assets (ratio of net income (loss) to average total assets)	(1.30)%	(0.17)%
Return on equity (ratio of net income (loss) to average equity)	(10.81)%	(1.24)%
Interest rate spread (1)	2.20%	2.30%
Net interest margin (2)	2.48%	2.70%
Efficiency ratio (3)	111.89%	107.49%
Non-interest expense to average total assets	2.80%	2.90%
Average interest-earning assets to average interest-bearing liabilities	111.48%	113.46%
Loans to deposits	102.35%	108.75%

Asset Quality Ratios:
Non-performing assets to total assets	5.04%	2.77%
Non-performing loans to total loans	4.77%	3.10%
Allowance for loan losses to non-performing loans	18.66%	17.05%
Allowance for loan losses to total loans	0.89%	0.53%

Capital Ratios:
Equity to total assets at end of year	11.55%	12.41%
Average equity to average assets	11.99%	13.36%

Other Data:
Number of full service offices	2	2
Number of full time equivalent employees	23	27

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	Represents net interest income as a percent of average interest-earning assets for the period.
(3)	Represents non-interest expense divided by the sum of net interest income and non-interest income excluding net gains (losses) on the sale of other assets.

Overview

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, mortgage-backed securities, and other interest-earning assets (primarily interest-earning deposits), and the interest paid on our interest-bearing liabilities, consisting primarily of savings and transaction accounts, certificates of deposit, and Federal Home Loan Bank of Chicago advances. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of deposit service charges and loan origination service fees charged for loans funded by other financial institutions, gains on sale of assets, and miscellaneous other income. Non-interest expense consists primarily of compensation and employee benefits, occupancy and equipment expenses, data processing, professional fees, FDIC insurance premiums and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

To achieve our growth and profitability objectives, management will continue, subject to market conditions, to focus on expanding multi-family, home equity lines-of-credit, commercial real estate and commercial business lending while maintaining our current level of one- to four-family residential lending. We also anticipate, depending on the real estate market and economic conditions, continuing construction lending. In addition, we will pursue other lending alternatives to diversify our loan portfolio and to manage credit and interest rate risks and may pursue other opportunities to achieve growth.

At the beginning of 2010 we bid for another financial institution marketed by the FDIC; however, a larger financial institution was selected based on a higher offer. We may bid on similar opportunities in the future, subject to our capital or other limitations.

The current weak economic environment has continued to impact the value of real estate and has many businesses facing financial pressures, and thus will present challenges to our growth objectives. While we believe growth is essential for our future profitability, we intend to carefully monitor our underwriting standards and the concentration levels within our loan portfolio to minimize our exposure to credit risks. We are also working to reduce our current non-performing assets to strengthen our financial condition. Continued weakness in the economy and customer demand may impact our growth strategies in 2010.

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

As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans and discounted cash flow valuations of properties are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisals and discounted cash flow valuations are instrumental in determining the collateral value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals and discounted cash flow valuations are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans.

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

The allowance for loan losses has two components: specific and general allocations for estimated loan losses. Specific allocations are made for loans that are determined to be impaired. Impairment loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating impaired loans from the remaining loans, and then categorizing each group by type of loan. Loans within each type exhibit common characteristics including terms, collateral type, and other risk characteristics. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocations. Actual loan losses may be significantly more than the allowance for loan losses we have established which could have a material negative effect on our financial results.

Stock Based Compensation  In 2008, we began granting restricted stock awards and stock options to purchase our common stock to our employees and directors under the Ben Franklin Financial, Inc. Equity Incentive Plan (“the Plan”). Our results of operations for 2009 and 2008 were impacted by the recognition of non cash expense related to the fair value of our share-based compensation awards as discussed in Note 8 to the consolidated financial statements.

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

Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures vary from our estimates, we will recognize the difference in compensation expense in the period the actual forfeitures occur.

Our accounting for stock options is disclosed primarily in Notes 1 and 8 to the consolidated financial statements.

Deferred Income Taxes.  We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases measured using enacted tax rates. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance is established. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. In 2009 we established a valuation allowance for our deferred tax assets. Our assessment of our ability to realize the deferred tax asset was primarily based on our net loss for the year ended December 31, 2009, tax losses in the preceding two years, and under current law, our inability to recover any additional taxes paid in prior years.

Comparison of Financial Condition at December 31, 2009 and December 31, 2008

General.  The impact of the severe economic recession that began at the end of 2007 continued to impact our financial condition in 2009 as real estate values in our market area continued to decline and borrowers had difficulty meeting debt obligations. These factors contributed to lower loan demand and resulted in lower loan origination and purchase activity in 2009 compared to 2008 and also resulted in increases in our non-performing assets, loan charge-offs, and allowance for loan losses. While total assets decreased during 2009, our deposits increased and, with our excess liquidity, we were able to reduce the balance of our Federal Home Loan Bank advances.

Assets.  At December 31, 2009, total assets decreased by $4.5 million or 3.6% to $119.7 million compared to $124.2 million at December 31, 2008 primarily due to a decrease in our loan portfolio of $5.2 million and a decrease in our securities available for sale of $638,000. These decreases were partially offset by an increase in repossessed assets of $972,000 and the prepaid FDIC insurance premium of $613,000 which represents the estimated premium for the three year period beginning in 2010.

Our loan portfolio was $104.6 million at December 31, 2009 compared to $109.8 million the prior year primarily due to lower loan originations and purchases, the transfer of loans to repossessed assets, and repayments. During 2009, our loan origination and purchase activity, excluding home equity lines-of-credit, was $21.1 million compared to $24.6 million during 2008. Origination of our home equity-line-of-credit loans decreased $10.4 million to $5.0 million in 2009 compared to $15.4 million in 2008 due to lower loan demand and changes in our product pricing. Our automobile loan portfolio decreased $3.3 million to $7.2 million at December 31, 2009 primarily due to loan repayments. Purchases of automobile loans ended in August of 2008 due to the downturn in the economy and losses in the portfolio. Our one- to four-family residential mortgage loans decreased $2.7 million or 6.3% to $40.1 million at December 31, 2009, primarily due to payoffs on adjustable rate loans as borrowers refinanced into fixed rate loans. Our construction loans decreased $2.4 million or 28.6% to $6.1 million, due to pay-offs and the foreclosure of an $878,000 loan which was transferred to real estate owned. During 2009 we purchased $2.7 million of loans to medical practitioners, originated by a private lending firm specializing in such loans, which are secured by medical equipment. These purchases resulted in a $1.8 million increase in our commercial business loan portfolio to $5.9 million at December 31, 2009. The purchase of medical loans ended in September of 2009 as certain portfolio concentration limits were met. Our multi-family mortgage loans increased $2.7 million or 18.8% to $16.9 million at December 31, 2009 due to higher originations of such loans compared to the prior year.

Our non-performing loans increased to $5.0 million or 4.77% of total loans at December 31, 2009 compared to $3.4 million or 3.10% of total loans at the prior year end, primarily due to a $545,000 increase in loans secured by one- to four-family residential homes, a $645,000 increase in commercial real estate loans, and an $868,000 increase in commercial business loans. The economic downturn and decline in real estate values has impacted borrowers’ ability to generate sufficient revenue to meet their debt obligations or in some instances, created disincentive as their debt exceeds the current collateral value leading to increased foreclosures. Considerable effort has been made to resolve these non-performing loans during the past year either working with the borrowers or through the foreclosure and liquidation process. We anticipate the resolution of these credits will remain a priority in the future. The increase in non-performing loans and the decline in real estate values resulted in an increase in our allowance for loan losses of $356,000 to $940,000 or 0.89% of our total loans at December 31, 2009 compared to $584,000 or 0.53% at December 31, 2008. During 2009, our charge-offs against the allowance for loan losses totaled $995,000 compared to $109,000 in 2008.

Our securities portfolio decreased $638,000 or 20.6% to $2.5 million at December 31, 2009 from $3.1 million at the prior year end primarily due to payments on mortgage-backed securities. The balance of our Federal Home Loan Bank of Chicago stock remained unchanged from the prior year end at $1.3 million. It is uncertain when any future dividends may be paid on our Federal Home Loan Bank stock or if the redemption of excess shares will be allowed in the immediate future. We anticipate increasing the balance of our securities portfolio during 2010 to increase our interest income.

Cash and cash equivalents decreased $154,000 to $7.8 million at December 31, 2009 from $8.0 million at December 31, 2008. We anticipate reducing the level of cash and cash equivalents during 2010 given the stability of our deposit base and our access to other sources of funds.

The balance of our foreclosed and repossessed assets increased $972,000 to $991,000 at December 31, 2009 and included two single family homes, one with an outstanding balance of $751,000 which is under contract to sell, and another with an outstanding balance of $212,000 which is currently listed for sale. At December 31, 2009 we had three repossessed automobiles carried at $28,000 in total.

In December of 2009, the FDIC imposed a three year prepayment of insurance premiums on all FDIC insured institutions. The assessment calculation assumes a 5% annual growth rate in the assessment base adjusted quarterly as well as a 3 basis point increase in the assessment rate for years 2011 and 2012. The balance of our prepaid insurance premium at December 31, 2009 was $613,000. Our other assets included a valuation allowance established for the balance of our net deferred tax asset of $578,000 at December 31, 2009. Our assessment of our ability to realize the deferred tax asset was primarily based on our net loss for the year ended December 31, 2009, tax losses in the preceding two years, and under current law, our inability to recover any additional taxes paid in prior years. This was partially offset by a $356,000 federal income tax receivable for our current net operating loss carryback.

Liabilities.  Deposits increased during 2009 by $1.6 million or 1.6% to $103.1 million at December 31, 2009 compared to $101.5 million at December 31, 2008. The growth in deposits occurred primarily in our non-certificate accounts as customers focused on short term liquid alternatives for their funds. Our savings, demand, and money market account balances increased $3.3 million to $27.4 million at December 31, 2009 compared to $24.1 million the prior year end. Our certificate of deposit accounts decreased $1.7 million to $75.7 million at December 31, 2009.

During 2009 we decreased our borrowings with the Federal Home Loan Bank of Chicago by $4.5 million to $2.0 million at December 31, 2009. In the fourth quarter of 2009, we elected to prepay a $2.0 million advance that was scheduled to mature March 22, 2010, to reduce excess liquidity and improve our capital position.

Stockholders’ Equity.  Total stockholders’ equity decreased $1.6 million or 10.4% to $13.8 million at December 31, 2009 compared to $15.4 million at December 31, 2008. The decrease resulted from the net loss of $1.6 million, the repurchase of $176,000 of the Company’s common stock under our repurchase program, partially offset by a $49,000 increase in the unrealized gain on available-for-sale securities, and an increase of $160,000 in ESOP and stock incentive compensation amounts in 2009.

Comparison of Operating Results for the Years Ended December 31, 2009 and December 31, 2008

General.  Our net loss for the year ended December 31, 2009 was $1.6 million, compared to a net loss of $195,000 for the prior year, primarily due to the effects of the severe economic recession both nationally and in our market area which resulted in a decrease in real estate values. This decline in value impacted the collateral securing our loan portfolio and was the primary reason for the increase of $1.1 million in our provision for loan losses to $1.3 million for the year ended December 31, 2009 compared to the prior year. Financial institutions in general were affected by the increased deposit insurance premiums and special assessments in 2009 imposed by the FDIC to restore the deposit insurance fund which decreased due to the large number of bank failures. Our tax loss in 2009 and in the previous two years factored into our decision to establish a $578,000 valuation allowance, reducing our tax benefit for the year ended December 31, 2009.

Interest Income.  Interest income decreased $503,000 or 7.9% to $5.9 million for 2009. Interest income from loans decreased $388,000 or 6.4% to $5.7 million for the year ended December 31, 2009 compared to the prior year end. This decrease was due to the decrease in the average yield of our loan portfolio to 5.35% during 2009 compared to 5.86% in 2008 due to the low interest rate environment. In addition to the decrease in market rates, the yield on our loan portfolio was also reduced by the loss of interest on non-accrual loans which totaled $549,000 in 2009 compared to $198,000 in 2008. The decrease in interest due to our lower yield and increased non-accrual loans was partially offset by an increase in our average loan portfolio balance to $106.8 million for the year ended December 31, 2009 compared to $104.1 million for the prior year. The increase in the average balance of our loan portfolio was primarily due to the $4.9 million increase in the average balance of our home equity line-of-credit loans to $16.9 million; a $2.5 million increase in the average balance of our commercial business loans, primarily due to the purchase of $2.7 million in medical equipment loans; and a $2.4 million increase in our multi-family, commercial real estate and land loans, primarily due to increased originations. These increases in average balance were offset by a decrease of $3.3 million in the average balance of our one-to four-family real estate loans due to repayments, primarily on adjustable rate loan pools we previously purchased, as borrowers refinanced into low fixed rate loans. Given current economic conditions, we anticipate lower borrower demand resulting in lower origination activity in 2010.

Interest income from securities decreased $35,000 or 21.7% to $126,000 for the year ended December 31, 2009 compared to the prior year. The average balance of our securities portfolio for 2009 was $3.0 million compared to $3.5 million for the prior year due to the pay down of our mortgage-backed securities. The average yield on our securities portfolio for the year ended December 31, 2009 was 4.22% compared to 4.65% for the prior year due to the downward pricing of the adjustable rate mortgage backed securities. The balance of our stock in the Federal Home Loan Bank of Chicago remained unchanged at $1.3 million. The Federal Home Loan Bank has not paid a dividend since 2007 due to their capital limitations.

For the year ended December 31, 2009, interest from other interest-earning assets decreased $80,000 to $10,000 compared to $90,000 for the prior year primarily due to a decrease in the average yield to 0.10% for 2009 compared to 1.94% for the prior year. The average balance of our other interest earning assets increased $5.2 million to $9.8 million for the year ended December 31, 2009 due to lower loan purchase activity and increased liquidity concerns given economic conditions and actions taken by the federal government to resolve the financial crisis. We anticipate interest income from other interest earning assets will remain low given current low market interest rates and future reductions in these balances.

Interest Expense.  Interest expense for the year ended December 31, 2009 was $2.9 million, a decrease of $437,000 or 13.2% from the prior year. This decrease was primarily from interest expense on deposit accounts which decreased $458,000 or 15.0% to $2.6 million for the year ended December 31, 2009 compared to the prior year. The decrease was due to the decrease in the average cost of deposits to 2.57% for 2009 compared to 3.30% for 2008 due to the decrease in market interest rates. The average balance of our certificate of deposit accounts increased $7.9 million to $77.2 million with an average cost of 3.17% for the year ended December 31, 2009 compared to an average balance of $69.3 million and average cost of 4.15% for 2008. The average balance of our savings, demand, and money market accounts increased $748,000 to $24.2 million for the year ended December 31, 2009. We anticipate a further cost reduction in the future as maturing certificates of deposit reprice at lower rates given current market levels.

Interest expense on advances from the Federal Home Loan Bank of Chicago increased $21,000 to $280,000 for the year ended December 31, 2009 compared to the prior year. The average balance of advances decreased $361,000 during 2009 due to the repayment of $4.5 million of advances throughout the year. The average cost for Federal Home Loan Bank of Chicago advances increased to 4.79% for the year ended December 31, 2009 from 4.17% for the prior year as we incurred an additional $21,000 in interest expense for the prepayment of a $2.0 million advance at the end of 2009 that was scheduled to mature in March of 2010. In 2008 we utilized lower cost open line advances to meet liquidity needs which also contributed to a lower average cost.

Net Interest Income.  Net interest income for the year ended December 31, 2009 decreased $66,000 or 2.2% to $3.0 million from the prior year. The average yield on interest-earning assets for 2009 was 4.89% compared to 5.66% for the prior year. The average cost of interest-bearing liabilities decreased to 2.69% in 2009 from 3.36% in 2008. The result was a net interest rate spread of 2.20% for the year ended December 31, 2009 compared to 2.30% for the prior year. Our net interest margin decreased to 2.48% in 2009 compared to 2.70% in 2008 due to the decrease in the net interest rate spread and a $1.0 million decrease in our average interest earning assets over interest bearing liabilities. Market interest rates remained at historically low levels during 2009 with the federal funds rate below 0.25% and the prime rate at 3.25% throughout the year. While much of the decline in market rates occurred during 2008 and had the greatest impact on our interest income compared to interest expense, the continued low market interest rates during 2009 resulted in a further decrease in our interest expense and an improvement in our net interest rate spread during the second half of 2009 as certificate of deposits matured and repriced at lower rates. We anticipate an increase in our net interest rate spread in the future given current market rate levels.

Provision for Loan Losses.  Our allowance for loan losses is the estimated amount considered necessary to absorb probable incurred losses in the loan portfolio at the balance sheet date. Our analysis includes a review of identified problem loans for which a specific allowance is required as well as a general allowance for the remainder of the portfolio.

Our provision for loan losses was $1.3 million for the year ended December 31, 2009 compared to $197,000 in 2008. The increase in our provision was primarily due to an $886,000 increase in loan charge-offs to $995,000 for the year ended December 31, 2009 and declines in the value of collateral securing non-performing loans. Non-performing loans increased $1.6 million to $5.0 million at December 31, 2009. The general decline in real estate values also resulted in an increase in the estimated loss factors applied to certain performing loan segments in our portfolio. Our provision for 2009 included $340,000 related to loans secured by commercial leases, $190,000 related to a loan secured by a vacant multi-family apartment, $355,000 related to construction loans, and $164,000 related to commercial real estate.

Non-interest Income.  Non-interest income decreased $103,000 or 40.7% to $150,000 for the year ended December 31, 2009 compared to the prior year. This decrease was primarily due to the $129,000 gain on the sale of our closed branch office in 2008. Service fee income increased $11,000 to $146,000 for the year ended December 31, 2009 compared to the prior year primarily due to an increase in late charges, prepayment fees, and other loan related fees.

Non-interest Expense.  Non-interest expense totaled $3.5 million for the year ended December 31, 2009, an increase of $85,000 or 2.5% from the prior year. Our FDIC deposit insurance premium increased $197,000 to $217,000 for the year ended December 31, 2009 as a result of: 1) an increase in general deposit assessment rates which went into effect in 2009; and 2) a special assessment charged by the FDIC, both of which were imposed on all FDIC insured institutions. Our charge for the special assessment was approximately $57,000. In addition, we depleted the balance of our onetime credit which reduced our FDIC assessment over the past several years. While the FDIC imposed a three year prepayment of insurance premiums at the end of 2009 on FDIC insured institutions to increase the deposit insurance fund, it is uncertain if additional assessments may be imposed by the FDIC in the future to further increase the fund. Our other expenses (which includes other real estate losses and holding costs) increased $72,000 primarily due to a $134,000 write down of foreclosed real estate which was partially offset by a decrease of $50,000 in marketing costs as we reduced the amount of our advertising. These increases were partially offset by a decrease of $117,000 or 6.5% in compensation and employee benefits for the year ended December 31, 2009 compared to the prior year primarily due to staff reductions, a change in our commission structure, and a 5.0 % reduction in senior management’s compensation effective May of 2009. Occupancy and equipment costs decreased $40,000 or 6.8% to $552,000 primarily due to lower real estate taxes from the closed branch office and lower depreciation charges. Data processing costs decreased $21,000 primarily due to pricing changes in our renewed service bureau contract.

Income Tax Benefit.  The tax benefit was $70,000 for the year ended December 31, 2009 compared to $130,000 for the prior year. The tax benefit for 2009 was lower due to a valuation allowance established for the balance of our net deferred tax asset. Our assessment of our ability to realize our deferred tax asset was primarily based on our current net loss for the year ended December 31, 2009, tax losses in the preceding two years, and under current law, our inability to recover any additional taxes paid in prior years.

Analysis of Net Interest Income

Net interest income represents the difference between the income we earn on interest-earning assets and the interest expense we pay on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rates earned or paid on them.

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated, as well as balances and average yields and costs as of December 31, 2009. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income.

	At December 31, 2009		Year Ended December 31,
			2009				2008
	Outstanding Balance(1)	Yield/Rate	Average Outstanding Balance	Interest		Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
One- to four-family	$39,911	5.18%	$38,853	$2,057		5.29%	$42,150	$2,269	5.38%
Multi-family, commercial real estate and land	30,754	6.05	30,920	1,932		6.25	28,547	1,902	6.66
Construction	4,113	5.70	5,363	316		5.89	7,321	479	6.56
Commercial business	5,798	5.77	5,810	342		5.89	3,310	247	7.46
Home equity lines-of-credit	16,618	3.27	16,914	514		3.04	12,016	491	4.08
Automobile and other consumer	7,400	6.49	8,902	553		6.22	10,786	714	6.62

Total loans	104,594	5.28	106,762	5,714		5.35	104,130	6,102	5.86
Securities	2,463	3.99	2,990	126		4.22	3,468	161	4.65
Other interest-earning assets	6,780	0.07	9,787	10		0.10	4,629	90	1.94

Total interest-earning assets	113,837	4.95	119,539	$5,850		4.89	112,227	$6,353	5.66

Non-interest-earning assets	5,845		5,523				5,404

Total assets	$119,682		$125,062				$117,631

Liabilities and stock-holders’ equity:
Savings deposits	$7,278	0.20%	$7,303	$21		0.30%	$7,516	$36	0.49%
Money market/demand accounts	18,334	0.73	16,863	135		0.80	15,903	145	0.91
Certificates of deposit	75,666	2.78	77,228	2,446		3.17	69,297	2,879	4.15

Total interest-bearing deposits	101,278	2.24	101,394	2,602		2.57	92,716	3,060	3.30
FHLB advances	2,000	3.88	5,838	280	(2)	4.79	6,199	259	4.17

Total interest-bearing liabilities	103,278	2.26	107,232	2,882		2.69	98,915	3,319	3.36
Non-interest-bearing deposits	1,835		1,736				1,818
Other liabilities	740		1,104				1,178

Total liabilities	105,853		110,072				101,911
Stockholders’ equity	13,829		14,990				15,720

Total liabilities and stock-holders’ equity	$119,682		$125,062				$117,631

Net interest income				$2,968				$3,034

Net interest rate spread		2.69%				2.20%			2.30%

Net interest-earning assets	$10,559		$12,307				$13,312

Net interest margin						2.48%			2.70%

Average of interest-earning assets to interest-bearing liabilities	110.22%		111.48%				113.46%

(1)	Net of allowance for loan losses, loans in process, loan costs and discounts and premiums.
(2)	Includes a $21,000 penalty for the prepayment of a $2.0 million advance scheduled to mature March 22, 2010.

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

	Year Ended December 31, 2009 vs. 2008
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans:
One- to four-family	$(174)	$(38)	$(212)
Multi-family, commercial real estate, and land	152	(122)	30
Construction	(118)	(45)	(163)
Commercial business	155	(60)	95
Home equity lines-of-credit	168	(145)	23
Automobile and other consumer	(120)	(41)	(161)

Total loans	63	(451)	(388)
Securities	(21)	(14)	(35)
Interest-earning deposits	49	(129)	(80)

Total interest-earning assets	91	(594)	(503)

Interest-bearing liabilities:
Savings deposits	(1)	(14)	(15)
Money market/demand accounts	8	(18)	(10)
Certificates of deposit	302	(735)	(433)

Total deposits	309	(767)	(458)
FHLB Advances	(15)	36	21

Total interest-bearing Liabilities	294	(731)	(437)

Change in net interest income	$(203)	$137	$(66)

Liquidity and Capital Resources

Our primary sources of funds are deposits and the proceeds from principal and interest payments on loans and mortgage-backed securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. We generally manage the pricing of our deposits to be competitive within our market and to increase core deposit relationships.

Our cash flows are comprised of three primary classifications: (i) cash flows from operating activities, (ii) investing activities, and (iii) financing activities. Net cash flows from operating activities were ($305,000) for the year ended December 31, 2009. Net cash from investing activities consisted primarily of disbursements for loan originations and purchases, offset by principal collections on loans and payments on mortgage-backed securities and sales of repossessed assets. Net cash flows from investing activities were $3.2 million for the year ended December 31, 2009. Net cash from financing activities consisted primarily of activity in deposits, borrowings, and escrow accounts. Net cash flows from financing activities were ($3.1) million for the year ended December 31, 2009.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. At December 31, 2009, cash and short-term investments totaled $7.8 million. We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Chicago advances and other borrowings as sources of funds.

At December 31, 2009, we had $1.2 million of outstanding commitments to originate loans. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows. We anticipate that we will have sufficient funds available to meet our current loans commitments. Certificates of deposit scheduled to mature in one year or less from December 31, 2009 totaled $51.6 million. Management believes, based on past experience, that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

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

Off-Balance Sheet Arrangements.  In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and lines of credit. For information about our loan commitments and unused lines of credit, see note 11 to the financial statements.

For fiscal year 2009, we did not engage in any off-balance-sheet transactions other than loan origination commitments in the normal course of our lending activities.

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

An important measure of interest rate risk is the amount by which the net present value of an institution’s cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) changes in the event of a range of assumed changes in market interest rates. We have utilized the Office of Thrift Supervision net portfolio value model (“NPV”) to provide an analysis of estimated changes in our NPV under the assumed instantaneous changes in the United States Treasury yield curve. The financial model uses a discounted cash flow analysis and an option-based pricing approach to measuring the interest rate sensitivity of the NPV. Set forth on the following page is an analysis of the estimated changes that would occur to our NPV as of December 31, 2009 in the event of designated changes in the United States Treasury yield curve.

Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
				NPV Ratio (4)	Change in Basis Points
		Amount	Percent
	(Dollars in thousands)

+300	$13,252	$(1,855)	(12)%	10.84%	(118)
+200	14,129	(978)	(6)	11.43	(59)
+100	14,824	(283)	(2)	11.87	(15)
0	15,107	-	-	12.02	-
-50	15,249	142	1	12.09	7
-100	15,547	440	3	12.29	27

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

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

ITEM 8.         Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Ben Franklin Financial, Inc.

Arlington Heights, Illinois

We have audited the accompanying consolidated statements of financial condition of Ben Franklin Financial, Inc. (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ben Franklin Financial, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity accounting principles generally accepted in the United States of America.

/s/ Crowe Horwath LLP

Oak Brook, Illinois

March 30, 2010

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

December 31, 2009 and 2008

(Dollars in thousands except per share amounts)

	2009	2008
ASSETS
Cash and due from banks	$1,016	$5,273
Interest-earning deposit accounts	2,090	2,677
Federal funds sold	4,690	-

Cash and cash equivalents	7,796	7,950
Securities available-for-sale	2,463	3,101
Loans receivable, net of allowance for loan losses of $940 and $584 at December 31, 2009 and 2008	104,594	109,759
Federal Home Loan Bank stock	1,337	1,337
Premises and equipment, net	963	1,057
Repossessed assets	991	19
Accrued interest receivable	457	560
Prepaid FDIC premiums	613	-
Other assets	468	457

Total assets	$119,682	$124,240

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Demand deposits - non-interest-bearing	$1,835	$1,658
Demand deposits - interest-bearing	7,332	6,009
Savings deposits	7,278	7,584
Money market deposits	11,002	8,813
Certificates of deposit	75,666	77,401

Total deposits	103,113	101,465
Advances from Federal Home Loan Bank	2,000	6,500
Advances from borrowers for taxes and insurance	433	499
Other liabilities	264	286
Common stock in ESOP subject to contingent purchase obligation	43	73

Total liabilities	105,853	108,823

Stockholders’ equity
Common stock, par value $0.01 per share; authorized 20,000,000 shares; issued and outstanding, net of treasury shares, at:
December 31, 2009 - 1,950,383
December 31, 2008 - 1,979,742	20	20
Additional paid-in-capital	8,088	8,014
Treasury stock, at cost (67,843 shares at December 31, 2009 38,484 at December 31, 2008)	(461)	(285)
Retained earnings, substantially restricted	6,776	8,397
Unearned Employee Stock Ownership Plan (ESOP) shares	(609)	(665)
Accumulated other comprehensive income	58	9
Reclassification of ESOP shares	(43)	(73)

Total equity	13,829	15,417

Total liabilities and stockholders’ equity	$119,682	$124,240

See accompanying notes to financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2009 and 2008

(Dollars in thousands except per share amounts)

	2009	2008
Interest income
Loans	$5,714	$6,102
Securities	126	161
Federal funds sold	9	57
Interest-earning deposit accounts and other	1	33

	5,850	6,353

Interest expense
Deposits	2,602	3,060
Federal Home Loan Bank advances	280	259

	2,882	3,319

Net interest income	2,968	3,034

Provision for loan losses	1,309	197

Net interest income after provision for loan losses	1,659	2,837

Non-interest income
Service fees	146	135
Gain (loss) on sale of other assets (net)	(10)	110
Other	14	8

	150	253

Non-interest expense
Compensation and employee benefits	1,690	1,807
Occupancy and equipment	552	592
Data processing	234	255
Professional fees	308	314
FDIC insurance premiums	217	20
Other real estate losses and holding costs	198	49
Other	301	378

	3,500	3,415

Loss before income taxes	(1,691)	(325)

Income tax benefit	70	130

Net loss	$(1,621)	$(195)

Loss per common share	$(0.86)	$(0.10)

See accompanying notes to financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2009 and 2008

(Dollars in thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Unearned ESOP Shares	Accumulated Other Compre- hensive Income (Loss)	Amount Reclass- ified on ESOP Shares	Total	Comprehen- sive Income (Loss)
Balance at January 1, 2008	$20	$7,954	$-	$8,592	$(724)	$(16)	$(47)	$15,779
Comprehensive income (loss)
Net loss	-	-	-	(195)	-	-	-	(195)	$(195)
Unrealized gain on securities available-for-sale, net of deferred income taxes	-	-	-	-	-	25	-	25	25

Total comprehensive loss									$(170)

Earned ESOP shares and other stock based compensation	-	60	-	-	59	-	-	119
Purchase of common stock (38,484 shares)	-	-	(285)	-	-	-	-	(285)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	-	-	-	-	-	-	(26)	(26)

Balance at December 31, 2008	20	8,014	(285)	8,397	(665)	9	(73)	15,417
Comprehensive income (loss)
Net loss	-	-	-	(1,621)	-	-	-	(1,621)	$(1,621)
Unrealized gain on securities available for-sale, net of deferred income taxes	-	-	-	-	-	49	-	49	49

Total comprehensive loss									$(1,572)

Earned ESOP shares and other stock based compensation	-	74	-	-	56	-	-	130
Purchase of common stock (29,359 shares)	-	-	(176)	-	-	-	-	(176)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	-	-	-	-	-	-	30	30

Balance at December 31, 2009	$20	$8,088	$(461)	$6,776	$(609)	$58	$(43)	$13,829

See accompanying notes to financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2009 and 2008

(Dollars in thousands)

	2009	2008
Cash flows from operating activities
Net loss	$(1,621)	$(195)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation and amortization	110	138
ESOP and other stock based compensation	130	119
Amortization of premiums and discounts	35	50
Provision for loan losses	1,309	197
(Gain) loss on sale of other assets, net	10	(110)
Write down of real estate owned	134	-
Deferred income taxes	281	(112)
Prepaid FDIC insurance premium	(613)	-
Changes in:
Deferred loan costs	162	(46)
Accrued interest receivable	103	45
Other assets	(323)	37
Other liabilities	(22)	(39)

Net cash from operating activities	(305)	84

Cash flows from investing activities
Principal repayments on mortgage-backed securities	709	786
Net decrease in loans	5,811	3,688
Purchase of loans	(3,308)	(8,707)
Purchase of securities available for sale	(1,000)	-
Sale of other assets	49	945
Call of securities available for sale	1,000	-
Expenditures for premises and equipment	(16)	(420)

Net cash from investing activities	3,245	(3,708)

Cash flows from financing activities
Net increase in deposits	1,648	6,274
Advances from the Federal Home Loan Bank	-	2,000
Repayment of advances from the Federal Home Loan Bank	(4,500)	-
Purchase of treasury stock	(176)	(285)
Net change in advances from borrowers for taxes and insurance	(66)	(184)

Net cash from financing activities	(3,094)	7,805

Net change in cash and cash equivalents	(154)	4,181

Cash and cash equivalents at beginning of year	7,950	3,769

Cash and cash equivalents at end of year	$7,796	$7,950

Supplemental disclosures of cash flow information
Interest paid	$2,925	$3,396
Income taxes paid (refunded)	(10)	-
Transfers from loans to repossessed assets	1,165	300
Sales of foreclosed real estate financed by Ben Franklin Bank	-	195
Transfer of office building to other real estate	-	396

See accompanying notes to financial statements

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table amounts in thousands of dollars, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Ben Franklin Financial, Inc. (“the Company”) and its wholly owned subsidiary Ben Franklin Bank of Illinois (“the Bank”). All significant intercompany transactions and balances are eliminated in consolidation.

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

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the reporting period, and future results could differ. The allowance for loan losses, valuation allowance for deferred tax assets, carrying value of repossessed assets, and fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions with maturities of fewer than 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, and interest bearing deposits in other financial institutions.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs,

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

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

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Commercial, construction, land, multi-family residential mortgage, and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral less cost to sell if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures.

Concentration of Credit Risk: Most of the Company’s business activity is with customers located within Cook County and the surrounding collar counties. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in these areas.

Securities: Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of deferred income tax. Interest income includes amortization of purchase premium or discount. Premiums and discounts on

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table amounts in thousands of dollars, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipatedi. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

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

Repossessed Assets: Real estate acquired through foreclosure and other repossessed assets are carried at fair value less estimated costs to sell. Operating costs after acquisition are expensed. Losses on disposition, including expenses incurred in connection with the disposition, are charged to operations.

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

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Income Taxes: The provision for income taxes is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table amounts in thousands of dollars, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. A valuation allowance was established for our deferred net tax asset as of December 31, 2009 based on our evaluation of our ability to realize the net deferred tax asset.

The Company adopted guidance issued by the FASB with respect to accounting for uncertainty in income taxes as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of this guidance had no effect on the Company’s financial statements.

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Company did not have any amounts accrued for interest and penalties at December 31, 2009 or 2008.

Earnings Per Share: Basic earnings per common share is net income (loss) divided by the weighted average number of common shares outstanding during the period, including allocated and committed-to-be released ESOP shares. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options using the treasury stock method. Because of the Company’s net loss for the years ended December 31, 2009 and 2008, all stock options were excluded from the computation of diluted loss per share.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an option or an agreement to repurchase them before their maturity.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance-sheet credit instruments, such as unused lines of credit, commitments to make loans, and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay. Credit losses associated with off-balance sheet commitments are reflected as a liability and are based on estimated collateral values, economic conditions, and other factors. Such financial instruments are recorded when they are funded. Loan commitment fees received for a commitment to originate or purchase a loan are deferred and, if the commitment is exercised, recognized over the life of the loan as an adjustment of yield or, if the commitment expires unexercised, recognized in income upon expiration of the commitment.

Comprehensive Income: Comprehensive income (loss) consists of net income (loss) and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale, net of deferred income tax, which are also recognized as separate components of stockholders’ equity.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

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

New Accounting Standards:

In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The guidance was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued guidance that delayed the effective date of this fair value guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Adopting this guidance did not have a material effect on the results of operations or financial condition of the Company.

In December 2007, the FASB issued guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The guidance is effective for fiscal years beginning on or after December 15, 2008. Adopting this pronouncement did not have a material effect on the results of operations or financial condition of the Company.

In December 2007, the FASB issued guidance that changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. The guidance is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Adopting this pronouncement did not have a material effect on the results of operations or financial condition of the Company.

In March 2008, the FASB issued guidance that amends and expands the disclosure requirements for derivative instruments and hedging activities. The guidance requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. The guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Adopting this pronouncement did not have a material effect on the results of operations or financial condition of the Company.

In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with the FASB Accounting Standards Codification TM (“the Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table amounts in thousands of dollars, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is effective for financial statements issued for periods ending after September 15, 2009.

In June 2008, the FASB issued guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per share (EPS) under the two-class method. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this guidance. Retroactively adopting this pronouncement did not affect the Company’s basic or diluted loss per share for the year ended December 31, 2008 because this change in computation does not involve a sufficient number of shares.

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Adopting this pronouncement did not have a material effect on the results of operations or financial condition of the Company.

In April 2009, the FASB issued guidance that emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly. Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability’s fair value. Adjustments to those transactions or prices should be applied to determine the appropriate fair value. The guidance, which was applied prospectively, is effective for interim and annual reporting periods ending after June 15, 2009 early adoption for periods ending after March 15, 2009. Adopting this pronouncement did not have a material effect on the results of operations or financial condition of the Company.

In August 2009, the FASB amended existing guidance for the fair value measurement of liabilities by clarifying that in circumstances in which a quoted price in an active market for the identical liability is not

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table amounts in thousands of dollars, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with existing fair value guidance. The amendments in this guidance also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance is effective for the first reporting period beginning after issuance. Adopting this pronouncement did not have a material effect on the results of operations or financial condition of the Company.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table amounts in thousands of dollars, except per share data)

NOTE 2 - SECURITIES AVAILABLE-FOR-SALE

The fair value of securities available-for-sale (consisting U.S government sponsored entity residential mortgage backed securities) and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
Federal National Mortgage Association	$1,666	$80	$-	$1,746
Federal Home Loan Mortgage Corporation	307	6	-	313
Government National Mortgage Association	396	8	-	404

Total	$2,369	$94	$-	$2,463

December 31, 2008
Federal National Mortgage Association	$2,187	$34	$8	$2,213
Federal Home Loan Mortgage Corporation	413	4	6	411
Government National Mortgage Association	487	-	10	477

Total	$3,087	$38	$24	$3,101

There were no sales of securities available-for-sale during the years ended December 31, 2009 and 2008. There were no securities pledged to secure any of the borrowings of the Company as of December 31, 2009 and 2008.

Securities available-for-sale with unrealized losses at year-end not recognized in income are as follows:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

2008
Federal National Mortgage Association	$469	$(8)	$-	$-	$469	$(8)
Federal Home Loan Mortgage Corporation	192	(6)	-	-	192	(6)
Government National Mortgage Association	477	(10)	-	-	477	(10)

Total temporarily impaired	$1,138	$(24)	$-	$-	$1,138	$(24)

As of December 31, 2009 and 2008, all of the Company’s securities available-for-sale were issued by U.S. government sponsored entities and agencies which the government has affirmed its commitment to support.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table amounts in thousands of dollars, except per share data)

NOTE 3 - LOANS RECEIVABLE

Loans receivable at December 31 are summarized as follows:

	2009	2008
First mortgage loans
Secured by one-to-four-family residences	$40,051	$42,759
Secured by multi-family residences	16,933	14,253
Secured by commercial real estate	13,204	13,986
Secured by land	1,139	1,016
Construction loans	6,096	8,541

Total first mortgage loans	77,423	80,555

Consumer and other loans
Home equity lines of credit	16,589	16,610
Commercial loans	5,916	4,077
Automobile loans	7,214	10,519
Other consumer loans	121	237

Total consumer and other loans	29,840	31,443

Premiums and net deferred loan origination costs	75	264
Loans in process	(1,804)	(1,919)
Allowance for loan losses	(940)	(584)

	$104,594	$109,759

Loans serviced for others total approximately $1.1 million and $504,000 at December 31, 2009 and 2008, respectively.

As of December 31, 2009 and 2008 there were no loans outstanding to principal officers, directors and other affiliates.

Activity in the allowance for loan losses is as follows:

	2009	2008
Balance at beginning of year	$584	$495
Provision for loan losses	1,309	197
Loans charged off	(995)	(109)
Recoveries of loans previously charged off	42	1

	$940	$584

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table amounts in thousands of dollars, except per share data)

NOTE 3 - LOANS RECEIVABLE (Continued)

Individually impaired loans are as follows:

	2009	2008

Loans without allocated allowance for loan losses after partial charge-offs of $429 in 2009	$4,794	$899

Loans with allocated allowance for loan losses	1,592	1,793

Total	$6,386	$2,692

Allowance allocated to impaired loans at year-end	366	73
Average of individually impaired loans during the year	$4,734	$1,042
Interest income recognized during impairment	-	-
Cash basis interest income recognized during impairment	-	-

Nonperforming loans were as follows:

	2009	2008

Loans past due over 90 days still on accrual	$-	$-
Non-accrual loans	5,038	3,426

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment consist of the following at December 31:

	2009	2008

Leasehold improvements	$884	$884
Furniture and fixtures	1,086	1,070

	1,970	1,954
Accumulated depreciation	(1,007)	(897)

	$963	$1,057

During 2008, a former branch office location was sold resulting in a gain of $129,000. Depreciation expense for the years ended December 31, 2009 and 2008 was $110,000 and $138,000, respectively.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table amounts in thousands of dollars, except per share data)

NOTE 5 - DEPOSITS

Deposit accounts with balances greater than $100,000 totaled $24,879,000 and $18,750,000 at December 31, 2009 and 2008, respectively.

The scheduled maturities of certificates of deposit are as follows at December 31:

2010	$51,597
2011	22,630
2012	527
2013	634
2014	278

$75,666

Interest expense on deposits is summarized as follows at December 31:

	2009	2008
Demand-interest-bearing	$23	$23
Money market	112	121
Savings	21	37
Certificates of deposit	2,446	2,879

	$2,602	$3,060

Deposits from principal officers, directors and other affiliates were $191,000 and $169,000 at December 31, 2009 and 2008, respectively.

NOTE 6 - ADVANCES FROM FHLB

Advances from the FHLB of Chicago at year end are summarized as follows:

				December 31
Maturity Date	Type	Call Date	Interest Rate	2009	2008

September 28, 2009	Fixed rate	N/A	4.71%	$-	$2,500
March 22, 2010	Fixed rate	N/A	4.58%	-	2,000
June 30, 2010	Fixed rate	N/A	3.88%	2,000	2,000

				$2,000	$6,500

The Bank has adopted a collateral pledge agreement whereby the Bank has agreed to keep on hand, free of all other pledges, liens, and encumbrances, first mortgages with unpaid principal balances aggregating no less than 166% of the outstanding secured advances from the FHLB. All FHLB stock is also pledged to secure these advances.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

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

Quantitative measures established by regulation to help ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total and Tier I capital as defined in the regulations to risk-weighted assets as defined and of Tier I capital to adjusted total assets as defined. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios. The Bank was categorized as well capitalized at December 31, 2009 and 2008. There are no conditions or events since that notification that management believes have changed the Bank’s category.

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

The following is a reconciliation of the Bank’s stockholders’ equity under U.S. generally accepted accounting principles (“GAAP”) to regulatory capital at December 31:

	2009	2008
Total stockholders’ equity	$10,413	$11,946
Deferred tax asset limitation	-	(210)
Unrealized loss (gain) on securities available-for-sale, net of deferred income tax	(58)	(9)

Tier I capital	10,355	11,727
Allowance for loan losses	940	584

Total regulatory capital	$11,295	$12,311

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table amounts in thousands of dollars, except per share data)

NOTE 7 – REGULATORY CAPITAL MATTERS (Continued)

At year end, actual capital levels and minimum required levels for the Bank were:

	Actual		Minimum Required for Capital Adequacy Purposes		Minimum Required to Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2009
Total capital (to risk-weighted assets)	$11,295	11.5%	$7,867	8.0%	$9,834	10.0%
Tier 1 (core) capital (to risk-weighted assets)	10,355	10.5	3,934	4.0	5,900	6.0
Tier 1 (core) capital (to adjusted total assets)	10,355	8.7	4,783	4.0	5,979	5.0

December 31, 2008
Total capital (to risk-weighted assets)	$12,311	12.3%	$8,001	8.0%	$10,001	10.0%
Tier 1 (core) capital (to risk-weighted assets)	11,727	11.7	4,000	4.0	6,001	6.0
Tier 1 (core) capital (to adjusted total assets)	11,727	9.5	4,963	4.0	6,204	5.0

NOTE 8 – EMPLOYEE BENEFITS

On October 18, 2006, the Company adopted an employee stock ownership plan (“the ESOP”) for the benefit of substantially all employees. The ESOP borrowed $778,000 from the Company and used those funds to acquire 77,763 shares of the Company’s stock in connection with the reorganization at a price of $10.00 per share.

Shares purchased by the ESOP with the loan proceeds are held in a suspense account and are allocated to ESOP participants on a pro rata basis as principal and interest payments are made by the ESOP to the Company. The loan is secured by shares purchased with the loan proceeds and will be repaid by the ESOP with funds from the Company’s discretionary contributions to the ESOP and earnings on ESOP assets. In 2009 and 2008, the Company made contributions to the ESOP of $76,000 and $89,000 respectively and the ESOP made the annual principal and interest payments on the loan of $76,000 and $89,000 respectively.

As shares are released from collateral, the Company reports compensation expense equal to the current market price of the shares and the shares become outstanding for earnings-per-share computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce accrued interest. Because participants may require the Company to purchase their ESOP shares upon termination of their employment, the fair value of all earned and allocated ESOP

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table amounts in thousands of dollars, except per share data)

NOTE 8 – EMPLOYEE BENEFITS (Continued)

shares may become a liability. In 2009, the ESOP distributed 117 shares to participants that terminated their employment, of which 59 shares were repurchased by the Company upon exercise by the participant of their put option and placed in treasury. In 2008, the ESOP distributed 378 shares to participants that terminated their employment, of which 134 shares were repurchased by the Company and placed in treasury.

The ESOP has a plan year end of December 31. Expense related to the ESOP was $26,000 and $47,000 for the years ended December 31, 2009 and 2008 respectively.

Shares held by the ESOP at December 31, 2009 and 2008 respectively were as follows:

	2009	2008
Shares committed to be released	5,610	5,991
Allocated shares	10,823	4,949
Unearned ESOP shares	60,835	66,445

Total ESOP shares	77,268	77,385

Fair value of unearned ESOP shares	$158	$449

Fair value of allocated shares subject to repurchase obligation	$43	$73

On March 26, 2008, stockholders of the Company approved the Ben Franklin Financial, Inc. Equity Incentive Plan (the “Plan”) which provides officers, employees, and directors of the Company and the Bank with stock based incentives to promote our growth and performance. The Plan shall remain in effect as long as any awards are outstanding provided, however, that no awards be granted under the plan after ten years from the date of adoption. The Plan authorizes the issuance of up to 136,085 shares of our common stock pursuant to grants of incentive and non-statutory stock options, stock appreciation rights, and restricted stock awards. No more than 38,881 shares may be issued as restricted stock awards. No more than 97,204 shares may be issued pursuant to stock options and stock appreciation rights, all of which may be granted pursuant to the exercise of incentive stock options. On April 17, 2008, we granted restricted stock awards for 34,476 common shares and stock options for 86,740 common shares under the Plan, all of which vest over a five year period. Awards under the Plan may also fully vest upon the participant’s death or disability or change in control of the Company. All of the options granted have an exercise price of $9.36 per share, which was the closing price of the stock on the grant date. No options have been exercised or forfeited as of December 31, 2009 and 2008. The options have no intrinsic value as of December 31, 2009 and 2008.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Since the Company’s stock had been outstanding less than two years, expected volatilities as of the April 17, 2008 grant date were based on historical stock price volatilities of other micro cap banks and bank holding companies. The expected term represents the period of time that options granted are expected to be outstanding, which takes into account that the

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table amounts in thousands of dollars, except per share data)

NOTE 8 – EMPLOYEE BENEFITS (Continued)

options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of each option granted in 2008 was $2.28 and was determined using the following weighted-average assumptions as of grant date.

Risk-free interest rate	3.27%
Expected term	7 years
Expected stock price volatility	12%
Dividend yield	0%

No stock options were granted in 2009. Stock option expense was $40,000 and $28,000 for the years ended December 31, 2009 and 2008 respectively. As of December 31, 2009, there was $130,000 of unrecognized compensation cost related to stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of approximately 3.3 years.

A summary of the activity in the stock option plan for 2009 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	86,740	$9.36	9.3	$-
Granted	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-

Outstanding at December 31, 2009	86,740	$9.36	8.3	$-

Fully vested and expected to vest	86,740	9.36	8.3	$-

Exercisable at December 31, 2009	17,348	$9.36	8.3	$-

The fair value of the restricted stock awards was $9.36 per share, which was the closing price of the stock on the April 17, 2008 grant date. At December 31, 2009 there were 6,896 restricted stock awards vested and none forfeited. None of the restricted stock awards were vested or forfeited as of December 31, 2008. Restricted stock award expense was $65,000 and $46,000 for the years ended December 31, 2009 and 2008 respectively. As of December 31, 2009, there was $212,000 of unrecognized compensation cost related to non vested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of approximately 3.3 years.

The value of stock options and restricted stock awards as of the grant date are expensed over the five year vesting period. Forfeitures of stock options and restricted stock awards are expected to be insignificant.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table amounts in thousands of dollars, except per share data)

NOTE 8 – EMPLOYEE BENEFITS (Continued)

A summary of changes in the Company’s nonvested shares for 2009 follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2009	34,476	$9.36
Granted	-	-
Vested	6,896	-
Forfeited	-	-

Nonvested at December 31, 2009	27,580	$9.36

The total fair value of shares vested in 2009 was $38,000.

NOTE 9 – INCOME TAXES

The income tax benefit consists of the following:

	2009	2008
Currently refundable taxes
Federal	$351	$18
State	-	-

Total refundable taxes	$351	$18
Deferred tax benefit	297	112
Change in valuation allowance for deferred tax assets	(578)	-

Income tax benefit	$70	$130

The income tax benefit differs from the amounts determined by applying the statutory U.S. federal income tax rate of 34% to the loss before income taxes as a result of the following items:

	2009		2008
	Amount	Percent	Amount	Percent

Income tax computed at the statutory federal rate	$575	34.0%	$111	34.0%
State tax and other items	73	4.3%	19	6.0
Change in valuation allowance	(578)	(34.2)	-	-

	$70	4.1%	$130	$40.0%

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table amounts in thousands of dollars, except per share data)

NOTE 9 – INCOME TAXES (Continued)

The net deferred tax asset consists of the following at December 31:

	2009	2008

Deferred tax assets
Accumulated depreciation	$101	$86
Bad debts	365	227
Deferred loan fees	36	18
Illinois net operating loss carryforwards	117	68
ESOP	26	20
Deferred rent	28	15
Stock options and awards	18	12
Real estate owned valuation allowance	52	-
Deferred tax liabilities
Unrealized gain on securities available for sale	(36)	(5)
FHLB stock dividends	(129)	(129)

	578	312
Valuation allowance for deferred tax assets	(578)	-

Net deferred tax asset	$-	$312

In 2009, we established an allowance for our net deferred tax assets based on our assessment of our ability to realize our deferred tax asset primarily based on the tax losses incurred for the year ended December 31, 2009 and the preceding two years and, under current law, our inability to recover any additional taxes paid in prior years. State net operating losses of $2,438,000 are being carried forward and will be available to reduce future taxable income. These state net operating loss carryforwards will expire beginning in 2014 through 2021 if not utilized to reduce future taxable income.

The Company’s net operating losses for federal income taxes in 2009, 2008, and 2007 were each carried back to reduce taxable income reported in prior years.

NOTE 10 – EARNINGS PER SHARE

The following table presents the components used to compute basic and diluted earnings (loss) per share:

	For the year ended December 31,
	2009	2008
Net income (loss) available to common stockholders	$(1,621)	$(195)
Weighted average common shares outstanding	1,893,279	1,929,549
Dilutive effect of non-vested stock awards and assumed exercises of stock options	-	-
Basic and diluted earnings (loss) per share	$(0.86)	$(0.10)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table amounts in thousands of dollars, except per share data)

NOTE 11 – COMMITMENTS AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

	Contractual Amount December 31
	2009	2008
Financial instruments whose contract amounts represent credit risk
Unused lines of credit	$15,627	$16,547
Commitments to make loans	1,233	1,425

The contractual amount of fixed rate commitments to make loans at December 31, 2009 and 2008 was $911,000 and $905,000 respectively. Commitments to make loans are generally made for 60 days or less.

Financial instruments that potentially subject the Bank to concentrations of credit risk include deposit accounts in other financial institutions. At December 31, 2009, the Bank had interest-bearing deposits amounting to $2.0 million with the Federal Home Loan Bank of Chicago and non-interest-bearing deposits of $735,000 and federal funds sold of $4.7 million with JP Morgan Chase Bank.

The Bank leases its main office facility under a noncancelable fifteen-year operating lease that matures in 2022. The Bank leases its branch facility under a noncancelable one-year operating lease that matures on November 30, 2010. Minimum rental commitments under the leases are as follows as of December 31, 2007:

2010	$230
2011	171
2012	176
2013	181
2014	185
After 2014	1,666

$2,609

Rent expense for the years ended December 31, 2009 and 2008 was $300,000 and $279,000, respectively.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table amounts in thousands of dollars, except per share data)

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities Available for Sale: The fair values of securities available-for-sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Other Real Estate Owned: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table amounts in thousands of dollars, except per share data)

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2009
Assets:
U.S. government sponsored agencies mortgage-backed securities available-for-sale - residential	$2,463	$-	$2,463	$-

December 31, 2008
Assets:
U.S. government sponsored agencies mortgage-backed securities available-for-sale - residential	$3,101	$-	$3,101	$-

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
December 31, 2009
Assets:
Impaired loans	$2,841	$-	$-	$2,841

December 31, 2008
Assets:
Impaired loans	$1,720	$-	$-	$1,720

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table amounts in thousands of dollars, except per share data)

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Impaired loans, which are measured for impairment using the fair value of the collateral (less cost to sell) for collateral dependent loans, had a cost basis of $3,144,000, with a $303,000 valuation allowance at December 31, 2009. The provision for loan losses applicable to these loans was $768,000 for the year ended December 31, 2009. At December 31, 2008, impaired loans measured for impairment using the fair value of collateral had a cost basis of $1,793,000, with a $73,000 valuation allowance resulting in an additional provision for loan losses of $73,000 for the year ended December 31, 2008. The fair value of collateral is based on appraisals for impaired loans less sales commissions, legal fees, and other closing costs.

Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net had a carrying amount of $963,000, which is made up of the cost basis of 1,097,000 and a valuation allowance of $134,000 at December 31, 2009.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	December 31, 2009		December 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$7,796	$7,796	$7,950	$7,950
Securities available-for-sale	2,463	2,463	3,101	3,101
Loans receivable, net	104,594	108,811	109,759	111,275
FHLB stock	1,337	N/A	1,337	N/A
Accrued interest receivable	457	457	560	560

Financial liabilities
Demand, money market, and savings	$(27,447)	$(27,447)	$(24,064)	$(24,064)
Certificates of deposits	(75,666)	(76,734)	(77,401)	(79,351)
FHLB advances	(2,000)	(2,034)	(6,500)	(6,666)
Accrued interest payable	(21)	(21)	(64)	(64)

The fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The methods and assumptions used to determine fair values for each class of financial instrument not previously discussed are presented below.

The estimated fair values for: cash and cash equivalents; accrued interest receivable; demand, money market, and savings deposits; and accrued interest payable approximate their carrying values. It was not practicable to determine the fair value of FHLB stock due to the restriction placed on transferability. The estimated fair value for loans is based on current market rates for similar loans, applied for the time period until estimated payment. The estimated fair value of certificates of deposit is based on current market rates for such deposits, applied for the time period until maturity. The fair value of FHLB advances is based on current rates for similar financing. Loan commitments are not included in the table above as their estimated fair value is immaterial.

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table amounts in thousands of dollars, except per share data)

NOTE 12 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

While the above estimates are based on management’s judgment of the most appropriate factors, there is no assurance that were the Bank to have disposed of these items on December 31, 2009 and 2008, the fair values would have been achieved, because the market value may differ depending on the circumstances.

NOTE 13 – OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows:

	2009	2008

Unrealized holding gains on securities available-for-sale	$80	$40
Less reclassification adjustments for gains and losses recognized in income	-	-

	80	40
Deferred income tax effect	31	15

Other comprehensive income	$49	$25

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table amounts in thousands of dollars, except per share data)

NOTE 14 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

CONDENSED BALANCE SHEETS

December 31, 2009 and 2008

	2009	2008
ASSETS
Cash and cash equivalents	$2,779	$2,822
Investment in bank subsidiary	10,413	11,945
ESOP loan	675	715
Other assets	5	29

Total assets	$13,872	$15,511

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities	$-	$21
Common stock in ESOP subject to contingent purchase obligation	43	73
Stockholders’ equity	13,829	15,417

Total liabilities and stockholders’ equity	$13,872	$15,511

CONDENSED STATEMENTS OF INCOME

For the years ended December 31, 2009 and 2008

	2009	2008
Income
Interest on ESOP loan	$32	$53
Other interest income	8	14

Total income	40	67

Expense
Non-interest expense	80	120

Loss before income taxes and undistributed subsidiary loss	(40)	(53)
Income tax benefit	-	21
Equity in undistributed subsidiary loss	(1,581)	(163)

Net loss	$(1,621)	$(195)

BEN FRANKLIN FINANCIAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

(Table amounts in thousands of dollars, except per share data)

CONDENSED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2009 and 2008

NOTE 14 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

	2009	2008
Cash flows from operating activities
Net loss	$(1,621)	$(195)
Adjustments
Earned ESOP shares and other stock based Compensation	130	119
Equity in undistributed subsidiary loss	1,581	163
Change in other assets	24	(11)
Change in other liabilities	(21)	19

Net cash from operating activities	93	95

Cash flows from investing activities
Payments on ESOP loan	40	32

Net cash from investing activities	40	32

Cash flows from financing activities
Purchase of common stock	(176)	(285)

Net cash from financing activities	(176)	(285)

Net change in cash and cash equivalents	(43)	(158)
Beginning cash and cash equivalents	2,822	2,980

Ending cash and cash equivalents	$2,779	$2,822

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

Management has used the criteria set forth in “Internal Control – Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of the end of the most recent fiscal year.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

PART IV

ITEM 15.        Exhibits and Financial Statement Schedules

3.1	Charter of Ben Franklin Financial, Inc.*
3.2	Bylaws of Ben Franklin Financial, Inc.*
4	Form of Common Stock Certificate of Ben Franklin Financial, Inc.*
10.1	Employee Stock Ownership Plan*
10.2	Employment Agreement with C. Steven Sjogren**
10.3	Employment Agreement with Glen A. Miller**
10.4	Employment Agreement with Robin L. Jenkins**
10.5	Equity Incentive Plan***
10.6	Form of Restricted Stock Agreement for Employees and Directors****
10.7	Form of Stock Option Agreement for Employees****
10.8	Form of Stock Option Agreement for Outside Directors****
14	Code of Ethics*****
21	Subsidiaries of Registrant*
23.1	Consent of Crowe Horwath LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form SB-2 of Ben Franklin Financial, Inc. (File No. 333-135562), originally filed with the Securities and Exchange Commission on June 30, 2006, as amended.
**	Incorporated by reference to the Form 8-K of Ben Franklin Financial, Inc. (File No. 000-52240), filed with the Securities and Exchange Commission on January 29, 2008.
***	Incorporated by reference to Appendix A to the Definitive Proxy Statement of Ben Franklin Financial, Inc. (File No. 000-52240), filed with the Securities and Exchange Commission on February 6, 2008.
****	Incorporated by reference to the Form 8-K of Ben Franklin Financial, Inc. (File No. 000-52240), filed with the Securities and Exchange Commission on May 15, 2008.
*****	Incorporated by reference to the Form 10-KSB of Ben Franklin Financial, Inc. (File No. 000-52240), filed with the Securities and Exchange Commission on March 30, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEN FRANKLIN FINANCIAL, INC.

Date: March 30, 2010	By:	/s/ C. Steven Sjogren
C. Steven Sjogren
Chairman of the Board, President and Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ C. Steven Sjogren C. Steven Sjogren	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 30, 2010

/s/ Glen A. Miller Glen A. Miller	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2010

/s/ Robert E. DeCelles Robert E. DeCelles	Director	March 30, 2010

/s/ Bernadine V. Dziedzic Bernadine V. Dziedzic	Director	March 30, 2010

/s/ John R. Perkins John R. Perkins	Director	March 30, 2010

/s/ Nicholas J. Raino Nicholas J. Raino	Director	March 30, 2010

/s/ James M. Reninger James M. Reninger	Director	March 30, 2010