Form 10-Q
period 2010-03-31
Ben Franklin Financial, Inc.
filed 2010-05-14
CIK 1366925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2010

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

Number of outstanding shares of common stock as of May 14, 2010: 1,950,383 shares

BEN FRANKLIN FINANCIAL, INC.

PART I – Financial Information

Item 1.	Financial Statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share data)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Cash and due from banks	$1,975	$1,016
Interest-earning deposit accounts	2,455	2,090
Federal funds sold	4,625	4,690

Cash and cash equivalents	9,055	7,796
Securities available-for-sale	2,340	2,463
Loans receivable, net of allowance for loan losses of $997 at March 31, 2010 and $940 at December 31, 2009	101,955	104,594
Federal Home Loan Bank stock	1,337	1,337
Premises and equipment, net	954	963
Repossessed assets	220	991
Accrued interest receivable	397	457
Prepaid FDIC premiums	573	613
Other assets	507	468

Total assets	$117,338	$119,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Demand deposits - noninterest-bearing	$2,093	$1,835
Demand deposits - interest-bearing	7,071	7,332
Savings deposits	7,031	7,278
Money market deposits	13,114	11,002
Certificates of deposit	71,634	75,666

Total deposits	100,943	103,113
Advances from Federal Home Loan Bank	2,000	2,000
Advances from borrowers for taxes and insurance	244	433
Other liabilities	185	264
Common stock in ESOP subject to contingent purchase obligation	37	43

Total liabilities	103,409	105,853

Stockholders’ equity
Common stock, par value $0.01 per share; 20,000,000 shares authorized; 1,950,383 shares issued and outstanding (net of treasury shares)	20	20
Additional paid-in-capital	8,104	8,088
Treasury stock, at cost – 67,843 shares	(461)	(461)
Retained earnings, substantially restricted	6,835	6,776
Unearned Employee Stock Ownership Plan (ESOP) shares	(596)	(609)
Accumulated other comprehensive income	64	58
Reclassification of ESOP shares	(37)	(43)

Total stockholders’ equity	13,929	13,829

Total liabilities and stockholders’ equity	$117,338	$119,682

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Interest income
Loans	$1,380	$1,499
Securities	23	35
Federal funds sold and other	1	2

	1,404	1,536

Interest expense
Deposits	471	719
Federal Home Loan Bank advances	19	72

	490	791

Net interest income	914	745

Provision for loan losses	69	77

Net interest income after provision for loan losses	845	668

Non-interest income
Service fee income	35	31
Loss on sale of other assets	(1)	(10)
Other	3	2

	37	23

Non-interest expense
Compensation and employee benefits	386	440
Occupancy and equipment	132	138
Data processing services	64	59
Professional fees	110	79
FDIC insurance premiums	44	21
Other real estate losses and holding costs	15	28
Other	76	73

	827	838

Income (loss) before income taxes	55	(147)

Income tax benefit	(4)	(51)

Net income (loss)	$59	$(96)

Earnings (loss) per common share	0.03	(0.05)

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three Months Ended March 31, 2010 and 2009 – (Unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Amount Reclassified on ESOP Shares	Total	Comprehensive Income (Loss)

Balance at January 1, 2009	$20	$8,014	$(285)	$8,397	$(665)	$9	$(73)	$15,417
Comprehensive income (loss)
Net loss	—	—	—	(96)	—	—	—	(96)	$(96)
Unrealized gain on securities available- for-sale, net of deferred income taxes	—	—	—	—	—	27	—	27	27

Total comprehensive loss									$(69)

Earned ESOP shares and other stock based compensation	—	21	—	—	13	—	—	34
Purchase of common stock (19,300 shares)	—	—	(117)	—	—	—	—	(117)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	9	9

Balance at March 31, 2009	$20	$8,035	$(402)	$8,301	$(652)	$36	$(64)	$15,274

Balance at January 1, 2010	$20	$8,088	$(461)	$6,776	$(609)	$58	$(43)	$13,829
Comprehensive income
Net income	—	—	—	59	—	—	—	59	$59
Unrealized gain on securities available for-sale, net of deferred income taxes	—	—	—	—	—	6	—	6	6

Total comprehensive income									$65

Earned ESOP shares and other stock based compensation	—	16	—	—	13	—	—	29
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	6	6

Balance at March 31, 2010	$20	$8,104	$(461)	$6,835	$(596)	$64	$(37)	$13,929

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$59	$(96)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation	30	27
ESOP and other stock based compensation	29	34
Amortization of premiums and discounts	6	10
Provision for loan losses	69	77
Loss on sale of other assets	1	10
Changes in:
Deferred loan costs	21	49
Accrued interest receivable	60	36
Other assets	(4)	(82)
Other liabilities	(79)	50

Net cash from operating activities	192	115

Cash flows from investing activities
Principal repayments on mortgage-backed securities	132	116
Net decrease in loans	2,541	2,289
Purchase of loans	—	(673)
Sales of other assets	774	22
Expenditures for premises and equipment	(21)	—

Net cash from investing activities	3,426	1,754

Cash flows from financing activities
Net increase (decrease) in deposits	(2,170)	2,210
Purchase of treasury stock	—	(117)
Net change in advances from borrowers for taxes and insurance	(189)	(169)

Net cash from financing activities	(2,359)	1,924

Net change in cash and cash equivalents	1,259	3,793

Cash and cash equivalents at beginning of year	7,796	7,950

Cash and cash equivalents at end of period	$9,055	$11,743

Supplemental disclosures
Interest paid	$499	$726
Transfers from loans to repossessed assets	7	31

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Basis of Financial Statement Presentation

The accompanying consolidated financial statements of Ben Franklin Financial, Inc. (the “Company”) and its wholly owned subsidiary Ben Franklin Bank of Illinois (the “Bank”) have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and with the rules and regulations of the Securities and Exchange Commission for interim financial reporting. Accordingly, they do not include all of the information and footnotes required for complete financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto that were included in the Company’s Form 10-K for the year ended December 31, 2009. All significant intercompany transactions are eliminated in consolidation. In the opinion of the Company’s management, all adjustments necessary (i) for a fair presentation of the financial statements for the interim periods included herein and (ii) to make such financial statements not misleading have been made and are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

In preparing the financial statements, management is required to make estimates and assumptions that affect the recorded amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the period. Actual results could differ from those estimates. For further information with respect to significant accounting policies followed by the Company in preparation of the financial statements, refer to the Company’s 2009 Annual Report on Form 10-K.

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

Note 2 – New Accounting Standards

In January 2010, the FASB issued guidance to improve disclosure requirements related to fair value measurements and disclosures. The guidance requires that a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and that activity in Level 3 should be presented on a gross basis rather than one net number for information about purchases, issuances, and settlements. The guidance also requires that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities and about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 31, 2009 except for the roll forward of activity in Level 3 which is effective for interim and annual reporting periods beginning after December 31, 2010. Adopting this pronouncement did not have a material effect on the results of operations or financial condition of the Company.

In February 2010, the FASB issued guidance related to certain recognition and disclosure requirements of subsequent events which previously may have conflicted with some of the Securities and Exchange Commission (“SEC”) guidance. This guidance removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Additionally the Board has clarified that if financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. This guidance is effective upon issuance. Adopting this pronouncement did not have a material effect on the results of operations or financial condition of the Company.

Note 3 – Securities Available-for-Sale

As of March 31, 2010 and December 31, 2009, the Company’s securities available-for-sale consisted of residential mortgage-backed securities issued by the Government National Mortgage Association, Federal Home Loan Mortgage Corporation or Federal National Mortgage Association. Gross unrealized gains and losses at March 31, 2010 were $105,000 and zero, respectively.

Note 4 – Non-performing Assets

All non-performing loans were in non-accrual status at March 31, 2010 and December 31, 2009. No loans were past due ninety days or more and still accruing interest at March 31, 2010 or December 31, 2009.

The following table sets forth our non-performing assets by category at the dates indicated.

	March 31, 2010		December 31, 2009
	Number	Amount	Number	Amount
Non-performing loans
One-to four-family	7	$1,261	7	$1,264
Multi-family	1	326	1	326
Commercial real estate	2	1,927	2	1,927
Construction	1	653	1	653
Commercial business	2	868	2	868
Other	1	3	—	—

Total non-performing loans	14	5,038	13	5,038

Troubled debt restructurings
One-to four-family	1	542	1	542
Multi-family	1	808	—	—
Commercial business	1	712	—	—

Total troubled debt restructurings	3	2,062	1	542

Other assets
Foreclosed real estate	1	213	2	963
Repossessed automobiles	1	7	3	28

Total non-performing assets	2	220	5	$991

Total non-performing loans, troubled debt restructurings, and other assets	19	$7,320	19	$6,571

Non-performing loans to total loans		4.89%		4.77%
Non-performing loans and trouble debts restructuring to total loans		6.90%		5.29%
Non-performing assets to total assets		6.24%		5.49%

At March 31, 2010, our loans classified as troubled debt restructurings had either a reduction in interest rate or payment amount for a twelve month period or less, at which time the loans will revert to the original terms. At March 31, 2010, all of these loans are performing under their terms. There were no additional commitments to lend on the restructured notes.

Note 5 – Allowance for Loan Losses

The following table sets forth the activity in our allowance for loan losses for the periods indicated:

	For the Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)

Balance at beginning of period	$940	$584
Total charge-offs	(20)	(35)
Total recoveries	8	—
Provision for loan losses	69	77

Balance at end of period	$997	$626

	March 31, 2010	December 31, 2009
Ratios:
Allowance for loan losses to non-performing loans at end of period	19.79%	18.66%
Allowance for loan losses to total loans at end of period	0.97%	0.89%

Note 6 – Stock Based Compensation

On October 18, 2006, the Company adopted an employee stock ownership plan (“the ESOP”) for the benefit of substantially all employees. The ESOP borrowed $778,000 from the Company and used those funds to acquire 77,763 shares of the Company’s common stock in connection with the Company’s initial public offering at a price of $10 per share.

The ESOP has a plan year end of December 31. Expense related to the ESOP was $3,000 and $7,000 during the three months ended March 31, 2010 and 2009 respectively.

Shares held by the ESOP at March 31, 2010 were as follows:

Shares committed to be released	1,250
Allocated shares	16,433
Unearned ESOP shares	59,585

Total ESOP shares	77,268

Fair value of unearned ESOP shares	$125,000

Fair value of allocated shares subject to repurchase obligation	$37,000

On March 26, 2008, stockholders of the Company approved the Ben Franklin Financial, Inc. Equity Incentive Plan (the “Plan”) which provides officers, employees, and directors of the Company and the Bank with stock based incentives to promote our growth and performance. The Plan shall remain in effect as long as any awards are outstanding provided, however, that no awards be granted under the Plan after ten years from the date of adoption. The Plan authorizes the issuance of up to 136,085 shares of our common stock pursuant to grants of incentive and non-statutory stock options, stock appreciation rights, and restricted stock awards. No more than 38,881 shares may be issued as restricted stock awards. No more than 97,204 shares may be issued pursuant to stock options and stock appreciation rights, all of which may be granted pursuant to the exercise of incentive stock options. On April 17, 2008, we granted restricted stock awards for 34,476 common shares and stock options for 86,740 common shares under the Plan, all of which vest over a five year period. Awards under the Plan may also fully vest upon the participant’s death or disability or change in control of the Company. All of the options granted have an exercise price of $9.36 per share, which was the closing price of the stock on the grant date. As of March 31, 2010, 17,348 options had vested. No options were exercised or forfeited as of March 31, 2010. The options had no intrinsic value as of March 31, 2010.

Stock option expense was $10,000 for the three months ended March 31, 2010, and 2009, respectively. As of March 31, 2010, $120,000 of unrecognized compensation cost is expected to be recognized over the next 3.1 years.

The fair value of the restricted stock awards was $9.36 per share, which was the closing price of the stock on the April 17, 2008 grant date. As of March 31, 2010, 6,896 shares had vested. None of the restricted stock awards were forfeited as of March 31, 2010. Restricted stock award expense was $16,000 during the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, there was $196,000 of unrecognized compensation cost related to shares granted under the Plan. The cost is expected to be recognized over the next 3.1 years.

The value of stock options and restricted stock awards as of the grant date is expensed over the five year vesting period. Forfeitures of stock options and restricted stock awards are expected to be insignificant.

No stock options or restricted stock awards have been granted since April 17, 2008.

Note 7 – Income Taxes

In the third quarter of 2009, the Company recorded a valuation allowance against its net deferred tax asset, thus reducing the net carrying value of deferred tax assets to zero. The valuation allowance is reviewed quarterly and adjusted based on amounts expected to be realized. The valuation allowance for our net deferred tax asset was $569,000 as of March 31, 2010.

Note 8 – Stock Repurchase Program

On April 23, 2008 the Company adopted a stock repurchase program to repurchase up to 44,634 shares or 4.8% of the Company’s outstanding common stock (excluding shares held by the MHC). This program was completed in January of 2009. On January 28, 2009 the Company adopted a second stock repurchase program to repurchase up to 42,487 shares representing approximately 5.0% of the Company’s outstanding common stock (excluding shares held by the MHC). As of March 31, 2010, the Company had repurchased 67,650 shares under both programs.

Note 9 – Earnings Per Share

Basic earnings (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released ESOP shares. Diluted earnings (loss) per share shows the dilutive effect, if any, of additional common shares issuable under stock options, using the treasury stock method. All stock options were considered antidilutive and were excluded from the computation of diluted earnings (loss) per share for the three months ended March 31, 2010 and 2009.

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share:

	For the Three Months Ended
	March 31, 2010	March 31, 2009
Net income (loss)	$59,000	$(96,000)
Weighted average common shares outstanding	1,890,180	1,905,387
Basic and diluted income (loss) per share	$0.03	$(0.05)

Note 10 – Fair Value

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

Repossessed Assets: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) and repossessed automobiles are measured at the lower of carrying amount or fair value, less costs to sell. Fair values for OREO are generally based on third party appraisals of the property while fair values for automobiles are based on published values of comparable models, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2010
Assets:
Mortgage-backed securities available for sale - residential	$2,340	$—	$2,340	$—

December 31, 2009
Assets:
Mortgage-backed securities available for sale - residential	$2,463	$—	$2,463	$—

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
March 31, 2010
Assets:
Impaired loans	$2,001	$—	$—	$2,001
Repossessed assets	220	—	—	220

December 31, 2009
Assets:
Impaired loans	$2,841	$—	$—	$2,841
Repossessed assets	991	—	—	991

Impaired loans, which are measured for impairment using the fair value of the collateral (less cost to sell) for collateral dependent loans, had a cost basis of $2,339,000, with a $338,000 valuation allowance at March 31, 2010 resulting in an additional provision for loan losses of $35,000 for the three months ended March 31, 2010. Impaired loans at December 31, 2009 had a cost basis of $3,144,000 with a $303,000 valuation allowance.

Repossessed assets, consisting of other real estate owned and repossessed automobiles are measured at the lower of cost or fair value less cost to sell. Repossessed assets were carried at cost of $220,000 at March 31, 2010 and at $991,000 at December 31, 2009, consisting of the cost basis of $1,125,000 and a valuation allowance of $134,000.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2010
	Carrying Value	Estimated Fair Value
Financial assets
Cash and cash equivalents	$9,055	$9,055
Securities available-for-sale	2,340	2,340
Loans receivable, net	101,955	105,960
FHLB stock	1,337	N/A
Accrued interest receivable	397	397

Financial liabilities
Demand, money market, and savings	$(29,309)	$(29,309)
Certificates of deposits	(71,634)	(72,690)
FHLB advances	(2,000)	(2,020)
Accrued interest payable	(10)	(10)

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

While the above estimates are based on management’s judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of these items on March 31, 2010, the fair values would have been achieved, because the market value may differ depending on the circumstances.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to: our ability to manage the risk from our one-to four family, home equity line-of-credit, multi-family, commercial real estate, construction, commercial business, and automobile lending including purchased loans; the future level of deposit insurance premiums and special assessments applicable to us; significantly increased competition among depository and other financial institutions; our ability to execute our plan to grow our assets on a profitable basis; our ability to execute on a favorable basis any plan we may have to acquire other institutions or branches or establish new offices including a transaction assisted by the FDIC; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; inflation; general economic conditions, both nationally and in our market area; adverse changes in the securities and national and local real estate markets (including loan demand, housing demand, and real estate values); our ability to originate a satisfactory amount of high quality loans in an unfavorable economic environment; legislative or regulatory changes that adversely affect our business including the banking reform legislation currently under consideration by the U.S. Congress; the impact of the U.S. government’s stimulus program and its various financial institution rescue plans including TARP; our ability to enter new markets successfully and take advantage of growth opportunities; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting bodies; the performance of our investment in FHLB of Chicago stock; changes in our organization, compensation and benefit plans; and other factors. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

General

The Bank is a federally chartered savings bank headquartered in Arlington Heights, Illinois. The Bank was originally founded in 1893 as a building and loan association. We conduct our business from our main office and one branch office. Both of our offices are located in the northwestern corridor of the Chicago metropolitan area.

Our principal business activity is attracting retail deposits from the general public in our market and investing those deposits, together with funds generated from operations and to a lesser extent borrowings, in one- to four-family residential mortgage loans and, to a lesser extent, home equity lines-of-credit, commercial real estate loans, multi-family real estate loans, construction and land loans, and other loans. Over the past several years, we have also purchased automobile loans and commercial loans secured by medical equipment although purchases for automobile ended in 2008 and purchases of medical loans ended in 2009. We have also invested in mortgage-backed securities and U.S. Government sponsored entity notes. Our primary sources of funds are deposits and principal and interest payments on loans and securities. The Bank offers a variety of deposit accounts, including checking, money market, savings, and certificates of deposit, and emphasizes personal and efficient service for its customers. We also use borrowings, primarily Federal Home Loan Bank of Chicago advances, to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. Our primary focus is to develop and build profitable customer relationships across all lines of business while maintaining our focus as a community bank.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, mortgage-backed and other securities, and other interest-earning assets, and the interest paid on our interest-bearing liabilities, consisting primarily of savings and transaction accounts, certificates of deposit, and Federal Home Loan Bank of Chicago advances. Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of deposit service charges and loan origination service fees charged for loans funded by other institutions, and miscellaneous other income. Non-interest expense consists primarily of compensation and employee benefits, occupancy and equipment expenses, data processing, professional fees, FDIC insurance premiums and assessments, and other operating expenses. Our results of operations may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

At the beginning of 2010 we bid for another financial institution marketed by the FDIC; however, a larger financial institution was selected based on a higher offer. We may explore additional expansion opportunities in the future, subject to our capital or other limitations.

The current weak economic environment has impacted the value of real estate and has many businesses facing financial pressures, and thus will present challenges to our growth objectives. While we believe growth is essential for our future profitability, we intend to carefully monitor our underwriting standards and the concentration levels within our loan portfolio to manage our exposure to credit risks. We are also working to reduce our current non-performing assets to strengthen our financial condition. While we are hopeful that development of the residential area immediately surrounding our main office will proceed as the village and developer negotiate terms, continued weakness in the economy and loan demand may adversely impact this development as well as our ability to achieve our financial objectives including loan growth in 2010.

Critical Accounting Policies

Certain of our accounting policies are important to the reporting of our financial results, since they require management to make difficult, complex and/or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but are not limited to, changes in interest rates, changes in performance of the local economy, changes in the financial condition of borrowers, and changes in value of loan collateral such as real estate. As discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, management believes that its critical accounting policies include determining the allowance for loan losses, determination of the fair value of stock options and accounting for stock based compensation under the Company’s Equity Incentive Plan, and accounting for deferred income taxes.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

General. The local economy provided mixed signals during the first quarter of 2010 as home sales statewide in Illinois rose 23.5% compared to the first quarter of 2009; however, foreclosures increased 17.5% over the same period statewide. We continued to experience lower loan origination activity in the first quarter of 2010 as loan demand remained weak. Our efforts to reduce the balance of our non-performing assets resulted in the sale of a foreclosed single-family property during the first quarter of 2010, reducing the balance of our repossessed assets by $750,000. We also experienced a decrease in deposit accounts since December 31, 2009, primarily certificates of deposit, as interest rates for these accounts have generally decreased in our market area. While we have experienced some contraction in our balance sheet, our capital position has improved and we continue to explore opportunities to deploy our excess liquidity.

Assets. Total assets at March 31, 2010 were $117.3 million compared to $119.7 million at December 31, 2009, a decrease of $2.4 million or 2.0%. This decrease was primarily due to a $2.6 million decrease in our net loan portfolio balance and a $771,000 decrease in our repossessed assets, partially offset by a $1.3 million increase in our cash and cash equivalents.

Our net loan portfolio balance was $102.0 million at March 31, 2010 compared to $104.6 million at December 31, 2009. During the three months ended March 31, 2010, the balance of our construction and automobile loans decreased $1.8 million and $667,000 respectively, due to repayments and pay-offs. These decreases were partially offset by a $451,000 increase in our commercial real estate loans. Overall, we anticipate our loan origination activity will remain at current levels until real estate values stabilize and the economy begins to recover.

At March 31, 2010 our allowance for loan losses was $997,000 or 0.97% of total loans compared to $940,000 or 0.89% of total loans at December 31, 2009. Our allowance reflects the decrease in value of collateral securing non-performing real estate loans and an increase in the loss factors applied to pools of performing loans due to declining real estate values. Our non-performing loans totaled $5.0 million or 4.89% of total loans at March 31, 2010 compared to $5.0 million or 4.77% of total loans at December 31, 2009. Our non-performing assets totaled $7.3 million or 6.24% of total assets at March 31, 2010 compared to $6.6 million or 5.49% of total assets at December 31, 2009 primarily due a $1.5 million increase in our loans classified as troubled debt restructurings, partially offset by a $750,000 decrease in repossessed assets from the sale of a single-family residence.

Our securities portfolio decreased $123,000 or 5.0% to $2.3 million at March 31, 2010 primarily due to repayments on mortgage-backed securities. Cash and cash equivalents increased $1.3 million to $9.1 million at March 31, 2010. Subject to market conditions, management anticipates reducing the balance of cash and cash equivalents in the future to generate additional income.

Liabilities. Our customer deposits decreased by $2.2 million or 2.1% to $100.9 million at March 31, 2010 compared to $103.1 million at December 31, 2009. Our certificate of deposit accounts decreased $4.0 million or 5.3% to $71.6 million at March 31, 2010 primarily due to lower market rates offered by the Company. Our non-certificate of deposit accounts increased $1.9 million or 6.8% to $29.3 million at March 31, 2010 primarily due to an increase in our money market accounts.

Equity. Total stockholders’ equity at March 31, 2010 was $13.9 million, an increase of $100,000 or 0.7% from $13.8 million at December 31, 2009. The increase resulted primarily from our net income of $59,000 for the three months ended March 31, 2010, an increase of $35,000 for ESOP and other stock based compensation and an increase of $6,000 due to unrealized gains on available-for-sale securities.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

General. For the three months ended March 31, 2010 our net income was $59,000 compared to a net loss of $96,000 for the three months ended March 31, 2009 primarily due to an increase in our net interest income as deposit costs continued to decrease due to maturing certificates of deposit repricing at current low market rates. Our valuation allowance for the balance of our net deferred tax asset also decreased in the first quarter of 2010 resulting in a small tax benefit of $4,000 compared to $51,000 in 2009.

Interest Income. Interest income was $1.4 million for the three months ended March 31, 2010, $132,000 or 8.6% less than the prior year period. Interest income from loans decreased $119,000 or 7.9% to $1.4 million for the three months ended March 31, 2010 primarily due to a $5.7 million decrease in the average balance of our loan portfolio to $103.4 million for the three months ended March 31, 2010 compared to the prior year period. The average balance of our construction loans, automobile and consumer loans, and one -to four- family real estate loans decreased $3.8 million, $3.3 million, and $1.9 million respectively for the comparative period primarily to repayments and pay-offs. These decreases were partially offset by a $1.7 million increase in the average balance of our commercial business loans due to the purchase of medical equipment loans during 2009 and a $1.5 million increase in the average balance of our multi-family, commercial real estate, and land loans. The decrease in interest income from loans was also due to a decrease in the average yield of our loan portfolio which was 5.38% for the first quarter of 2010 compared to 5.54% for the prior year period primarily due to the downward repricing of our adjustable rate loans.

Interest income from securities decreased $12,000 or 34.3% to $23,000 for the three months ended March 31, 2010. The average balance of our securities portfolio decreased $743,000 to $2.3 million for the three months ended March 31, 2010 as compared to the prior year period due to repayments on mortgage-backed securities. The average yield on securities for the three months ended March 31, 2010 was 4.05% compared to 4.55% for the prior year period, primarily due to the downward repricing of our adjustable rate mortgage-backed securities.

Interest Expense. Interest expense for the three months ended March 31, 2010 was $490,000, a decrease of $301,000 or 38.1% from the prior year period primarily due to the decrease in interest expense on deposits as a result of the general decline in market interest rates. Interest expense on deposits decreased $248,000 as our average cost of deposits decreased to 1.91% for the three months ended March 31, 2010 compared to 2.86% for the prior year period. The average balance of interest bearing deposits decreased $1.8 million to $100.1 million for the first quarter of 2010 compared to the prior year period primarily due to a $5.5 million decrease in the average balance of our certificate of deposit accounts to $74.0 million. The average balance of our non-certificate of deposit accounts increased to $26.1 million for the first quarter of 2010 compared to $22.3 million from the prior year period. Interest expense on advances from the Federal Home Loan Bank of Chicago was $19,000 for the three months ended March 31, 2010 compared to $72,000 for the prior year period primarily due to a $4.5 million decrease in the average balance of our advances due to the repayments in 2009.

Net Interest Income. Net interest income for the three months ended March 31, 2010 was $914,000 compared to $745,000 for the three months ended March 31, 2009. For the three months ended March 31, 2010, the average yield on interest-earning assets was 5.00% and the average cost of interest-bearing liabilities was 1.95% compared to 5.18% and 2.96%, respectively, for the three months ended March 31, 2009. These changes resulted in an increase in our net interest rate spread to 3.05% and net interest margin to 3.25% for the first quarter of 2010 compared to a net interest rate spread of 2.22% net interest rate margin of 2.50% for the first quarter of 2009.

Provision for Loan Losses. Our provision for loan losses was $69,000 for the three months ended March 31, 2010 compared to $77,000 for the three months ended March 31, 2009. Our provision for the three months ended March 31, 2010 was primarily related to the decrease in value of collateral securing non-performing real estate loans and an increase in the loss factors applied to pools of performing loans due to weak real estate values.

Non-interest Income. For the three months ended March 31, 2010, non-interest income was $37,000 compared to $23,000 for the three months ended March 31, 2009 primarily due to a $9,000 decrease in losses on the sale of other assets.

Non-interest Expense. For the three months ended March 31, 2010, non-interest expense totaled $827,000 compared to $838,000 for the three months ended March 31, 2009, a decrease of 1.3%. Compensation and employee benefit expenses decreased $54,000 primarily due to staff reductions and a 5.0% salary reduction for senior officers’ which was effective May 2009. Other real estate losses and holding expenses decreased $13,000. Occupancy and equipment expense decreased $6,000. These decreases were partially offset by a $31,000 increase in professional fees including $27,000 for legal and advisory fees related to our bid for a financial institution in an FDIC assisted transaction in January of 2010. FDIC insurance premiums increased $23,000 due to the increase in assessment rates.

Income Tax. Our income tax benefit was $4,000 for the three months ended March 31, 2010 compared to $51,000 for the three months ended March 31, 2009. Our review of the allowance for our deferred tax asset resulted in a $4,000 tax benefit in the first quarter of 2010. The tax benefit for the three months ended March 31, 2009 was a result of our pretax loss of $147,000.

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

	Three Months Ended March 31,
	2010			2009
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
Loans:
One- to four-family	$38,702	$506	5.23%	$40,627	$555	5.46%
Multi-family, commercial real estate, and land	31,412	489	6.31	29,925	490	6.64
Construction	3,247	54	6.67	7,023	105	6.08
Commercial business	6,469	95	5.98	4,759	73	6.17
Home equity lines-of-credit	16,677	131	3.19	16,571	120	2.94
Automobile and other consumer	6,893	105	6.19	10,230	156	6.20

Total loans	103,400	1,380	5.38	109,135	1,499	5.54
Securities	2,304	23	4.05	3,047	35	4.55
Other interest-earning assets	7,549	1	0.07	7,348	2	0.12

Total interest-earning assets	113,253	$1,404	5.00	119,530	$1,536	5.18
Non-interest-earning assets	5,717			6,894

Total assets	$118,970			$126,424

Liabilities and stockholders’ equity:
Savings deposits	$7,300	$4	0.20	$7,475	$7	0.41
Money market/demand deposits	18,757	34	0.73	14,841	30	0.82
Certificates of deposit	74,001	433	2.38	79,537	682	3.48

Total deposits	100,058	471	1.91	101,853	719	2.86
FHLB advances	2,000	19	3.93	6,500	72	4.48

Total interest-bearing liabilities	102,058	490	1.95	108,353	791	2.96

Non-interest-bearing deposits	2,131			1,669
Other liabilities	810			963

Total liabilities	104,999			110,985
Stockholders’ equity	13,971			15,439

Total liabilities and stockholders’ equity	$118,970			$126,424

Net interest income		$914			$745

Net interest rate spread			3.05%			2.22%

Net interest-earning assets	$11,195			$11,177

Net interest margin			3.25%			2.50%

Average of interest-earning assets to interest-bearing Liabilities			110.97%			110.32%

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

	Three Months Ended March 31, 2010 vs. 2009
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:
Loans:
One- to four-family	$(26)	$(23)	$(49)
Multi-family, commercial real estate, and land	24	(25)	(1)
Construction	(61)	10	(51)
Commercial business	25	(3)	22
Home equity lines-of-credit	1	10	11
Automobile and other consumer	(51)	—	(51)

Total loans	(88)	(31)	(119)
Securities	(8)	(4)	(12)
Other interest-earning assets	—	(1)	(1)

Total interest-earning assets	(96)	(36)	(132)

Interest-bearing liabilities:
Savings deposits	—	(3)	(3)
Money market/demand deposits	7	(3)	4
Certificates of deposit	(45)	(204)	(249)

Total deposits	(38)	(210)	(248)
FHLB Advances	(45)	(8)	(53)

Total interest-bearing Liabilities	(83)	(218)	(301)

Change in net interest income	$(13)	$182	$169

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

Our cash flows are comprised of three primary classifications: (i) cash flows from operating activities, (ii) investing activities, and (iii) financing activities. Net cash from operating activities was $192,000 and $115,000 for the three months ended March 31, 2010 and 2009, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and purchases which were offset by principal collections on loans and mortgage-backed securities. Net cash from investing activities was $3.4 million and $1.8 million for the three months ended March 31, 2010 and 2009, respectively. Net cash from financing activities consisted primarily of the activity in deposit, borrowing, and escrow accounts. The net cash from financing activities was ($2.4) million and $1.9 million for the three months ended March 31, 2010 and 2009, respectively.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Chicago advances and other borrowings as sources of funds. At March 31, 2010, cash and cash equivalents totaled $9.1 million.

At March 31, 2010, the Bank exceeded all of its regulatory capital requirements to be well capitalized with a Tier 1 (core) capital level of $10.4 million, or 8.89% of adjusted total assets which was $4.5 million above the required level of $5.9 million, or 5.00%; and total risk-based capital of $11.4 million or 12.0% of risk weighted assets, which was $1.9 million above the required level of $9.5 million or 10.00%. The Bank at March 31, 2010 was categorized as well capitalized under applicable regulatory criteria. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

At March 31, 2010, we had outstanding commitments to originate loans of $455,000. We expect to have sufficient funds available to meet our current loan commitments. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from March 31, 2010 totaled $45.6 million. Management believes, based on past experience, that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

Off-Balance Sheet Arrangements.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and available lines of credit. For the three months ended March 31, 2010 and 2009, we did not engage in any off-balance sheet transactions other than loan origination commitments in the normal course of our lending activities.

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

At March 31, 2010 there were no material pending legal proceedings to which the Company or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A.	Risk Factors

This item is not applicable because we are a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There was no Ben Franklin Financial, Inc. common stock repurchase activity during the first quarter of 2010.

Item 3.	Defaults upon Senior Securities

Not Applicable

Item 4.	Removed and Reserved

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

(a) Exhibits

31.1	Rule 13(a) – 14(a) Certification (Chief Executive Officer)
31.2	Rule 13(a) – 14(a) Certification (Chief Financial Officer)
32.1	Section 1350 Certification (Chief Executive Officer)
32.2	Section 1350 Certification (Chief Financial Officer)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEN FRANKLIN FINANCIAL, INC.
(Registrant)

Date: May 14, 2010	/s/ C. Steven Sjogren
C. Steven Sjogren
President and Chief Executive Officer