Form 10-Q
period 2010-06-30
Ben Franklin Financial, Inc.
filed 2010-08-13
CIK 1366925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2010

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

Number of outstanding shares of common stock as of August 13, 2010: 1,950,383 shares

BEN FRANKLIN FINANCIAL, INC.

PART I – Financial Information

Item 1. Financial Statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share data)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$3,480	$1,016
Interest-earning deposit accounts	2,022	2,090
Federal funds sold	2,810	4,690

Cash and cash equivalents	8,312	7,796
Securities available-for-sale	2,248	2,463
Loans receivable, net of allowance for loan losses of $1,041 at June 30, 2010 and $940 at December 31, 2009	99,870	104,594
Federal Home Loan Bank stock	1,337	1,337
Premises and equipment, net	937	963
Repossessed assets	486	991
Accrued interest receivable	418	457
Prepaid FDIC premiums	532	613
Other assets	98	468

Total assets	$114,238	$119,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Demand deposits - noninterest-bearing	$2,524	$1,835
Demand deposits - interest-bearing	7,335	7,332
Savings deposits	7,261	7,278
Money market deposits	14,592	11,002
Certificates of deposit	67,886	75,666

Total deposits	99,598	103,113
Advances from Federal Home Loan Bank	—	2,000
Advances from borrowers for taxes and insurance	394	433
Other liabilities	203	264
Common stock in ESOP subject to contingent purchase obligation	57	43

Total liabilities	100,252	105,853

Stockholders’ equity
Common stock, par value $0.01 per share; 20,000,000 shares authorized; 1,950,383 shares issued and outstanding (net of treasury shares)	20	20
Additional paid-in-capital	8,121	8,088
Treasury stock, at cost - 67,843 shares	(461)	(461)
Retained earnings, substantially restricted	6,868	6,776
Unearned Employee Stock Ownership Plan (ESOP) shares	(583)	(609)
Accumulated other comprehensive income	78	58
Reclassification of ESOP shares	(57)	(43)

Total stockholders’ equity	13,986	13,829

Total liabilities and stockholders’ equity	$114,238	$119,682

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income
Loans	$1,352	$1,402	$2,732	$2,901
Securities	22	31	45	66
Federal funds sold and other	2	4	3	6

	1,376	1,437	2,780	2,973

Interest expense
Deposits	376	689	847	1,408
Federal Home Loan Bank advances	20	72	39	144

	396	761	886	1,552

Net interest income	980	676	1,894	1,421

Provision for loan losses	173	478	242	555

Net interest income after provision for loan losses	807	198	1,652	866

Non-interest income
Service fee income	28	36	63	67
Loss on sale of other assets	—	—	(1)	(10)
Other	2	2	5	4

	30	38	67	61

Non-interest expense
Compensation and employee benefits	384	434	770	874
Occupancy and equipment	137	147	269	285
Data processing services	64	58	128	117
Professional fees	102	83	212	162
FDIC insurance premiums	42	102	86	123
Other real estate losses and holding costs	11	6	26	34
Other	73	80	149	153

	813	910	1,640	1,748

Income (loss) before income taxes	24	(674)	79	(821)

Income tax benefit	9	251	13	302

Net income (loss)	$33	$(423)	$92	$(519)

Earnings (loss) per common share	0.02	(0.22)	0.05	(0.27)

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2010 and 2009 – (Unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Styock	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Amount Reclassified on ESOP Shares	Total	Comprehensive Income Loss
Balance at January 1, 2009	$20	$8,014	$(285)	$8,397	$(665)	$9	$(73)	$15,417
Comprehensive income (loss)
Net loss	—	—	—	(519)	—	—	—	(519)	$(519)
Unrealized gain on securities available- for-sale, net of deferred income taxes	—	—	—	—	—	36	—	36	36

Total comprehensive loss									$(483)

Earned ESOP shares and other stock based compensation	—	41	—	—	26	—	—	67
Purchase of common stock (29,300 shares)	—	—	(175)	—	—	—	—	(175)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	2	2

Balance at June 30, 2009	$20	$8,055	$(460)	$7,878	$(639)	$45	$(71)	$14,828

Balance at January 1, 2010	$20	$8,088	$(461)	$6,776	$(609)	$58	$(43)	$13,829
Comprehensive income
Net income	—	—	—	92	—	—	—	92	$92
Unrealized gain on securities available for-sale, net of deferred income taxes	—	—	—	—	—	20	—	20	20

Total comprehensive income									$112

Earned ESOP shares and other stock based compensation	—	33	—	—	26	—	—	59
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	(14)	(14)

Balance at June 30, 2010	$20	$8,121	$(461)	$6,868	$(583)	$78	$(57)	$13,986

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$92	$(519)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation	60	55
ESOP and other stock based compensation	59	67
Amortization of premiums and discounts	11	19
Provision for loan losses	242	555
Loss on sale of repossessed assets	1	10
Changes in:
Deferred loan costs	27	114
Accrued interest receivable	39	50
Other assets	437	(278)
Other liabilities	(61)	119

Net cash from operating activities	907	192

Cash flows from investing activities
Principal repayments on mortgage-backed securities	245	382
Net decrease in loans	4,189	4,531
Purchase of loans	—	(2,108)
Sales of repossessed assets	784	48
Expenditures to improve other real estate owned	(21)	—
Expenditures for premises and equipment	(34)	—

Net cash from investing activities	5,163	2,853

Cash flows from financing activities
Net increase (decrease) in deposits	(3,515)	2,153
Purchase of treasury stock	—	(175)
Payment of Federal Home Loan Bank advance	(2,000)	—
Net change in advances from borrowers for taxes and insurance	(39)	26

Net cash from financing activities	(5,554)	2,004

Net change in cash and cash equivalents	516	5,049

Cash and cash equivalents at beginning of year	7,796	7,950

Cash and cash equivalents at end of period	$8,312	$12,999

Supplemental disclosures
Interest paid	$896	$1,485
Transfers from loans to repossessed assets	268	915

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

In April 2010, the FASB issued guidance for loan modifications when the loan in question is part of a pool of loans accounted for as a single asset. Diversity in practice developed surrounding how to account for loans that are part of a pool subsequent to a modification that would constitute a troubled debt restructuring. The purpose of this update is to eliminate the diversity in practice. Under the new guidance loans that are accounted for as part of a pool are not isolated from the pool for accounting purposes subsequent to a modification, even if the modification constitutes a troubled debt restructuring. Upon adoption of the update, an entity may make a one-time election to terminate accounting for loans in a pool, and this election may be applied on a pool by pool basis. This accounting treatment for the modification of loans accounted for as part of larger pools is effective for all interim and annual reporting periods beginning on or after July 15, 2010. As the Company does not currently have any loans accounted for in pools, we do not expect that the adoption of this standard will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2010, the FASB updated disclosure requirements with respect to the credit quality of financing receivables and the allowance for credit losses. According to the guidance there are two levels of detail at which credit information will presented - the portfolio segment and class levels. The portfolio segment level is defined as the level where financing receivables are aggregated in developing a Company’s systematic method for calculating its allowance for credit losses. The class level is the second level at which credit information will be presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level. Companies will now be required to provide the following disclosures as a result of this update: a roll forward of the allowance for credit losses at the portfolio segment level with the ending balances further categorized according to impairment method along with the balance reported in the related financing receivables at period end; additional disclosure of nonaccrual and impaired financing receivables by class as of period end; credit quality and past due/ aging information by class as of period end; information surrounding the nature and extent of loan modifications and troubled debt restructurings and their effect on the allowance for credit losses during the period; and detail of any significant purchases or sales of financing receivables during the period. The increased disclosure requirements become effective for annual/interim periods ending on or after December 15, 2010 with respect to period-end data and December 15, 2011 with respect to activity within a reporting period. The provisions of this update will expand the Company’s current disclosures with respect to our allowance for loan losses.

Note 3 – Securities Available-for-Sale

As of June 30, 2010 and December 31, 2009, the Company’s securities available-for-sale consisted of residential mortgage-backed securities issued by the Government National Mortgage Association, Federal Home Loan Mortgage Corporation or Federal National Mortgage Association. Gross unrealized gains and losses at June 30, 2010 were $127,000 and zero, respectively.

Note 4 – Loans

The following table sets forth the composition of our loan portfolio by type of loan, at the dates indicated. We had no loans held for sale at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate:
One- to four-family	$39,020	38.69%	$40,051	37.98%
Multi-family	16,423	16.28	16,933	16.06
Commercial	13,783	13.66	13,103	12.42
Construction	2,342	2.32	4,393	4.17
Land	1,199	1.19	1,139	1.08

Total real estate	72,767	72.14	75,619	71.71

Consumer and other loans:
Home equity lines-of-credit	16,639	16.50	16,589	15.73
Commercial business	5,619	5.57	5,916	5.61
Automobile	5,724	5.67	7,214	6.84
Other	119	0.12	121	0.11

Total consumer and other loans	28,101	27.86	29,840	28.29

Total loans	100,868	100.00%	105,459	100.00%

Premiums and net deferred loan costs	43		75
Allowance for loan losses	(1,041)		(940)

Total loans, net	$99,870		$104,594

Non-performing Assets and Troubled Debt Restructurings

All non-performing loans were in non-accrual status at June 30, 2010 and December 31, 2009. No loans were past due ninety days or more and still accruing interest at June 30, 2010 or December 31, 2009.

The following table sets forth our non-performing assets and troubled debt restructurings by category at the dates indicated (dollars in thousands).

	June 30, 2010		December 31, 2009
	Number	Amount	Number	Amount
Non-performing loans
One-to four-family	6	$1,031	7	$1,264
Multi-family	1	385	1	326
Home equity line-of-credit	1	20	—	—
Commercial real estate	2	1,927	2	1,927
Construction	1	657	1	653
Commercial business	2	868	2	868
Other	2	11	—	—

Total non-performing loans	15	4,899	13	5,038

Troubled debt restructurings
One-to four-family	—	—	1	542
Multi-family	3	2,903	—	—
Commercial business	1	709	—	—

Total troubled debt restructurings	4	3,612	1	542

Repossessed assets
Foreclosed real estate	2	455	2	963
Repossessed automobiles	3	31	3	28

Total non-performing assets	5	486	5	$991

Total non-performing loans, troubled debt restructurings, and repossessed assets	24	$8,997	19	$6,571

Non-performing loans to total loans		4.85%		4.77%
Non-performing loans and troubled debt restructurings to total loans		8.43%		5.29%
Non-performing assets and troubled debt restructurings to total assets		7.88%		5.49%

At June 30, 2010, our loans classified as troubled debt restructurings included one loan with a reduction in interest rate for twelve months which had an outstanding balance of $807,000 at June 30, 2010 and three loans for which there was a reduction in the payment amount for a twelve month period or less. All of these loans will revert to the original terms at the end of the modifications period. At June 30, 2010, all of these loans were performing under their revised terms. There were no additional commitments to lend on the restructured notes.

Note 5 – Allowance for Loan Losses

The following table sets forth the activity in our allowance for loan losses for the periods indicated:

	For the Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)

Balance at beginning of period	$940	$584
Total charge-offs	(153)	(143)
Total recoveries	12	1
Provision for loan losses	242	555

Balance at end of period	$1,041	$997

	June 30, 2010	December 31, 2009
Ratios:
Allowance for loan losses to non-performing loans at end of period	21.28%	18.66%
Allowance for loan losses to total loans at end of period	1.03%	0.89%

Note 6 – Stock Based Compensation

On October 18, 2006, the Company adopted an employee stock ownership plan (“the ESOP”) for the benefit of substantially all employees. The ESOP borrowed $778,000 from the Company and used those funds to acquire 77,763 shares of the Company's common stock in connection with the Company’s initial public offering at a price of $10 per share.

The ESOP has a plan year end of December 31. Expense related to the ESOP was $3,000 and $7,000 during the three months ended June 30, 2010 and 2009, respectively and $6,000 and $14,000 for the six months ended June 30, 2010 and 2009, respectively.

Shares held by the ESOP at June 30, 2010 were as follows:

Shares committed to be released	2,514
Allocated shares	16,433
Unearned ESOP shares	58,321

Total ESOP shares	77,268

Fair value of unearned ESOP shares	$175,000

Fair value of allocated shares subject to repurchase obligation	$57,000

On March 26, 2008, stockholders of the Company approved the Ben Franklin Financial, Inc. Equity Incentive Plan (the “Plan”) which provides officers, employees, and directors of the Company and the Bank with stock based incentives to promote our growth and performance. The Plan shall remain in effect as long as any awards are outstanding provided, however, that no awards be granted under the Plan after ten years from the date of adoption. The Plan authorizes the issuance of up to 136,085 shares of our common stock pursuant to grants of incentive and non-statutory stock options, stock appreciation rights, and restricted stock awards. No more than 38,881 shares may be issued as restricted stock awards. No more than 97,204 shares may be issued pursuant to stock options and stock appreciation rights, all of which may be granted pursuant to the exercise of incentive stock options. On April 17, 2008, we granted restricted stock awards for 34,476 common shares and stock options for 86,740 common shares under the Plan, all of which vest over a five year period. Awards under the Plan may also fully vest upon the participant’s death or disability or change in control of the Company. All of the options granted have an exercise price of $9.36 per share, which was the closing price of the stock on the grant date. As of June 30, 2010, 34,696 options had vested. No options were exercised or forfeited as of June 30, 2010. The options had no intrinsic value as of June 30, 2010.

Stock option expense was $10,000 for the three months ended June 30, 2010, and 2009, respectively and $20,000 for the six months ended June 30, 2010, and 2009, respectively. As of June 30, 2010, $110,000 of unrecognized compensation cost is expected to be recognized over the next 2.8 years.

The fair value of the restricted stock awards was $9.36 per share, which was the closing price of the stock on the April 17, 2008 grant date. As of June 30, 2010, 13,792 shares had vested. None of the restricted stock awards were forfeited as of June 30, 2010. Restricted stock award expense was $16,000 during the three months ended June 30, 2010 and 2009, respectively and $32,000 for the six months ended June 30, 2010, and 2009, respectively. As of June 30, 2010, there was $180,000 of unrecognized compensation cost related to shares granted under the Plan. The cost is expected to be recognized over the next 2.8 years.

The value of stock options and restricted stock awards as of the grant date is expensed over the five year vesting period. Forfeitures of stock options and restricted stock awards are expected to be insignificant.

No stock options or restricted stock awards have been granted since April 17, 2008.

Note 7 – Income Taxes

In the third quarter of 2009, the Company recorded a valuation allowance against its net deferred tax asset, thus reducing the net carrying value of deferred tax assets to zero. The valuation allowance is reviewed quarterly and adjusted based on amounts expected to be realized. The valuation allowance for our net deferred tax asset was $498,000 as of June 30, 2010.

Note 8 – Stock Repurchase Program

On April 23, 2008, the Company adopted a stock repurchase program to repurchase up to 44,634 shares or 4.8% of the Company’s outstanding common stock (excluding shares held by the MHC). This program was completed in January of 2009. On January 28, 2009, the Company adopted a second stock repurchase program to repurchase up to 42,487 shares representing approximately 5.0% of the Company’s outstanding common stock (excluding shares held by the MHC). As of June 30, 2010, the Company had repurchased 67,650 shares under both programs.

Note 9 – Earnings Per Share

Basic earnings (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released ESOP shares. Diluted earnings (loss) per share shows the dilutive effect, if any, of additional common shares issuable under stock options, using the treasury stock method. All stock options were considered antidilutive and were excluded from the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2010 and 2009.

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Net income (loss)	$33,000	$(423,000)	$92,000	$(519,000)
Weighted average common shares outstanding	1,891,437	1,891,176	1,890,812	1,898,282
Basic and diluted income (loss) per share	$0.02	$(0.22)	$0.05	$(0.27)

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2010
Assets:
Mortgage-backed securities available for sale - residential	$2,248	$—	$2,248	$—

December 31, 2009
Assets:
Mortgage-backed securities available for sale - residential	$2,463	$—	$2,463	$—

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
June 30, 2010
Assets:
Impaired loans	$1,960	$—	$—	$1,960
Repossessed assets	486	—	—	486

December 31, 2009
Assets:
Impaired loans	$2,841	$—	$—	$2,841
Repossessed assets	991	—	—	991

Impaired loans, which are measured for impairment using the fair value of the collateral (less cost to sell) for collateral dependent loans, had a aggregate balance of $2,352,000, with a $392,000 valuation allowance at June 30, 2010 resulting in an additional provision for loan losses of $56,000 for the three months ended June 30, 2010. Impaired loans at December 31, 2009 had an aggregate balance of $3,144,000 with a $303,000 valuation allowance.

Repossessed assets, consisting of other real estate owned and repossessed automobiles are measured at the lower of cost or fair value less cost to sell. Repossessed assets were carried at cost of $486,000 at June 30, 2010 and at $991,000 at December 31, 2009, consisting of the cost basis of $1,125,000 and a valuation allowance of $134,000.

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

	June 30, 2010
	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$8,312	$8,312
Securities available-for-sale	2,248	2,248
Loans receivable, net	99,870	104,087
FHLB stock	1,337	N/A
Accrued interest receivable	418	418

Financial liabilities
Demand, money market, and savings	$31,712	$31,712
Certificates of deposits	67,886	68,832
Accrued interest payable	11	11

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

While the above estimates are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of these items on June 30, 2010, the fair values would have been achieved, because the market value may differ depending on the circumstances.

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

Factors that could cause future results to vary from current management expectations include, but are not limited to: our ability to manage the risk from our one-to four-family, home equity line-of-credit, multi-family, commercial real estate, construction, land, commercial business, and automobile lending including purchased loans; the future level of deposit insurance premiums and special assessments applicable to us; significantly increased competition among depository and other financial institutions; our ability to execute our plan to grow our assets on a profitable basis;

our ability to execute on a favorable basis any plan we may have to acquire other institutions or branches or establish new offices including a transaction assisted by the FDIC; changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments; inflation; general economic conditions, both nationally and in our market area; adverse changes in the securities and national and local real estate markets (including loan demand, housing demand, and real estate values); our ability to originate a satisfactory amount of high quality loans in an unfavorable economic environment; legislative or regulatory changes that adversely affect our business including the recently enacted banking reform legislation by the U.S. Congress; the impact of the U.S. government’s stimulus program and its various financial institution rescue plans including TARP; the effect of the Dodd-Frank Reform Act, our ability to enter new markets successfully and take advantage of growth opportunities; changes in consumer spending, borrowing and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the authoritative accounting bodies; the performance of our investment in FHLB of Chicago stock; changes in our organization, compensation and benefit plans; and other factors. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

New Federal Legislation

Congress has recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act will eliminate our current primary federal regulator, the Office of Thrift Supervision, and will require the Bank to be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like the Company, in addition to bank holding companies which it currently regulates. As a result, the Federal Reserve Board’s current regulations applicable to bank holding companies, including holding company capital requirements, will apply to savings and loan holding companies like the Company. These capital requirements are substantially similar to the capital requirements currently applicable to the Bank. The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. Bank holding companies with assets of less than $500 million are exempt from these capital requirements. Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as the Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013. Lastly, the Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

General

The Bank is a federally chartered savings bank headquartered in Arlington Heights, Illinois. The Bank was originally founded in 1893 as a building and loan association. We conduct our business from our main office and one branch office. Both of our offices are located in the northwestern corridor of the Chicago metropolitan area.

Our principal business activity is attracting retail deposits from the general public in our market and investing those deposits, together with funds generated from operations and to a lesser extent borrowings, in one- to four-family residential mortgage loans and, to a lesser extent, home equity lines-of-credit, commercial real estate loans, multi-family real estate loans, construction and land loans, and other loans. Over the past several years, we have also purchased automobile loans and commercial loans secured by medical equipment although purchases for automobile loans ended in 2008 and purchases of medical equipment loans ended in 2009. We have also invested in mortgage-backed securities and U.S. Government sponsored entity notes. Our primary sources of funds are deposits and principal and interest payments on loans and securities. The Bank offers a variety of deposit accounts, including checking, money market, savings, and certificates of deposit, and emphasizes personal and efficient service for its customers. We also use borrowings, primarily Federal Home Loan Bank of Chicago advances, to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms and credit unions. Our primary focus is to develop and build profitable customer relationships across all lines of business while maintaining our focus as a community bank.

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

Since March of 2009 we have experienced a decline in assets primarily due to the decrease in the balance of our loan portfolio as loan originations have not kept pace with repayments and payoffs in the portfolio primarily due to weak loan demand during the current economic recession. We will continue, subject to market conditions, to focus on expanding multi-family, home equity lines-of-credit, commercial real estate and commercial business lending while maintaining our current level of one- to four-family residential lending. We also anticipate, depending on the real estate market and economic conditions, continuing construction lending. In addition, we will pursue other lending alternatives to diversify our loan portfolio and to manage credit and interest rate risks and may pursue other opportunities to achieve growth. While we believe growth is essential for our future profitability, we intend to carefully monitor our underwriting standards and the concentration levels within our loan portfolio to manage our exposure to credit risks.

The current weak economic environment has impacted the value of real estate and has many businesses facing financial pressures. We continue to focus our efforts on working with our borrowers during these difficult times, however, when appropriate we pursue legal recourse through foreclosure or other actions as part of our goal of reducing our non-performing assets.

While we have experienced some earnings and asset quality challenges the past several years, primarily due to the local and national economic environment, we are beginning to see some positive signs in our immediate area. A large regional grocery chain has opened a new store next to our main office and work has begun on the residential development immediately surrounding our main office. We are hopeful that these early signs of recovery will provide opportunities to help us meet our growth objectives for the future. We may also explore additional expansion opportunities in the future, subject to our capital or other limitations.

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

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

General. During the first six months of 2010, we experienced a decrease in assets primarily due to a decrease in our loan portfolio due to lower loan originations as loan demand remained weak in the current economic environment. In addition, deposit balances decreased during the first half of 2010 primarily due to a decrease in certificates of deposit. While certificates of deposit customers pursued higher interest rates, other deposit customers exhibited a preference for liquidity as evidenced by the increase in the balance of our money market accounts. With our excess liquidity, we paid off a maturing Federal Home Loan Bank advance at the end of June.

The prolonged economic downturn continued to impact our borrowers’ ability to meet debt obligations and our efforts to resolve our non-performing loans have been impacted by the lengthy foreclosure process. During the first half of 2010 we sold one foreclosed single-family property which reduced the balance of our repossessed assets. Given the current economic environment, we do not anticipate growth during the remainder of the year as we focus on reducing our non-performing assets and improving our capital position through earnings.

Assets. Total assets at June 30, 2010 were $114.2 million compared to $119.7 million at December 31, 2009, a decrease of $5.5 million or 4.6%. This decrease was primarily due to a $4.7 million decrease in our net loan portfolio balance, a $505,000 decrease in our repossessed assets, and a $370,000 decrease in our other assets.

Our net loan portfolio balance decreased to $99.9 million at June 30, 2010 compared to $104.6 million at December 31, 2009 primarily due to loan repayments and payoffs and the transfers of loans to repossessed assets. The decrease included: a $2.1 million decrease in the balance of our construction loans; a $1.5 million decrease in our automobile loans; and a $1.0 million decrease in our one- to four-family residential loans. Overall, we anticipate our loan portfolio balance will decrease slightly throughout the remainder of 2010 as loan demand remains weak.

At June 30, 2010 our allowance for loan losses was $1.0 million or 1.03% of total loans compared to $940,000 or 0.89% of total loans at December 31, 2009. Our allowance reflects the decrease in value of collateral securing non-performing real estate loans and an increase in the loss factors applied to pools of performing loans due to declining real estate values. Our non-performing loans and loans classified as troubled debt restructurings totaled $8.5 million or 8.43% of total loans at June 30, 2010 compared to $5.6 million or 5.29% of total loans at December 31, 2009 primarily due to a $3.1 million increase in our loans classified as troubled debt restructurings which included three multi-family loans that totaled $2.9 million. Our foreclosed assets totaled $486,000 at June 30, 2010 compared to $991,000 at December 31, 2009 primarily due to the $751,000 sale of a single-family residence partially offset by the transfer to repossessed assets of a $222,000 multi-family residential property.

Our securities portfolio decreased $215,000 or 8.7% to $2.2 million at June 30, 2010 primarily due to repayments on mortgage-backed securities. Cash and cash equivalents increased $516,000 to $8.3 million at June 30, 2010. Subject to market conditions, management anticipates reducing the balance of cash and cash equivalents in the future to generate additional income.

Our other assets decreased $370,000 primarily due to the collection of federal tax refunds resulting from the carryback of our 2009 net operating loss against taxable income reported in prior years.

Liabilities. Our customer deposits decreased by $3.5 million or 3.4% to $99.6 million at June 30, 2010 compared to $103.1 million at December 31, 2009. Our certificate of deposit accounts decreased $7.8 million or 10.3% to $67.9 million at June 30, 2010 primarily due to lower market rates offered by the Bank compared to our competition. Our non-certificate of deposit accounts increased $4.3 million or 15.5% to $31.7 million at June 30, 2010 primarily due to an increase in our money market accounts as customers sought liquid alternatives for their funds. With our excess liquidity, we paid off the remaining $2.0 million Federal Home Loan Bank advance at the end of June 2010.

Equity. Total stockholders’ equity at June 30, 2010 was $14.0 million, an increase of $157,000 or 1.1% from $13.8 million at December 31, 2009. The increase resulted primarily from our net income of $92,000 for the six months ended June 30, 2010, an increase of $59,000 for ESOP and other stock based compensation and an increase of $20,000 due to unrealized gains on available-for-sale securities.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

General. For the three months ended June 30, 2010 our net income was $33,000 compared to a net loss of $423,000 for the three months ended June 30, 2009 primarily due to a decrease in our provision for loan losses of $305,000, an increase of $304,000 in our net interest income as deposit costs continued to decrease, and a decrease of $97,000 in non-interest expenses. These increases were offset by the change in our income tax of $242,000, as taxes for the period ended June 30, 2010 were impacted by adjustments to our deferred tax asset compared to the prior year period which reflected a tax benefit primarily based on the entire net operating loss.

Interest Income. Interest income was $1.4 million for the three months ended June 30, 2010, $61,000 or 4.2% less than the prior year period. Interest income from loans decreased $50,000 or 3.6% to $1.4 million for the three months ended June 30, 2010 primarily due to a $5.6 million decrease in the average balance of our loan portfolio to $100.8 million for the three months ended June 30, 2010 compared to the prior year period. The average balance of our construction loans, automobile and consumer loans, and home equity line-of-credit loans decreased $3.6 million, $3.2 million, and $202,000 respectively for the comparative period primarily due to repayments and pay-offs and lower origination volume. These decreases were partially offset by a $753,000 increase in the average balance of our commercial business loans due to the purchase of medical equipment loans during 2009 and a $706,000 increase in the average balance of our multi-family, commercial real estate, and land loans. The decrease in interest income from loans was partially offset by an increase in the average yield of our loan portfolio which was 5.38% for the second quarter of 2010 compared to 5.28% for the prior year period primarily due to interest reversals for non-accrual loans for the three months ended June 30, 2009.

Interest income from securities decreased $9,000 or 29.0% to $22,000 for the three months ended June 30, 2010. The average balance of our securities portfolio decreased $647,000 to $2.2 million for the three months ended June 30, 2010 compared to the prior year period due to repayments on mortgage-backed securities. The average yield on securities for the three months ended June 30, 2010 was 4.06% compared to 4.42% for the prior year period, primarily due to the downward repricing of our adjustable rate mortgage-backed securities.

Interest income from interest earning deposits was $2,000 for the three months ended June 30, 2010 compared to $4,000 for the prior year period primarily due to a $5.9 million decrease in the average balance to $7.4 million for the three months June 30, 2010.

Interest Expense. Interest expense for the three months ended June 30, 2010 was $396,000, a decrease of $365,000 or 48.0% from the prior year period primarily due to the decrease in interest expense on deposits as a result of the general low market interest rates and their impact on repricing maturing certificate of deposit accounts. Interest expense on deposits decreased $313,000 primarily due to the decrease in the average cost of deposits to 1.55% for the three months ended June 30, 2010 compared to 2.69% for the prior year period as the average cost of our certificates of deposit decreased to 1.93% from 3.29% for the respective periods. The average balance of interest bearing deposits decreased $4.8 million to $97.7 million for the second quarter of 2010 compared to the prior year period primarily due to a $9.4 million decrease in the average balance of our certificate of deposit accounts to $69.2 million. The average balance of our non-certificate of deposit accounts increased to $28.5 million for the second quarter of 2010 compared to $24.0 million from the prior year period. Interest expense on advances from the Federal Home Loan Bank of Chicago was $20,000 for the three months ended June 30, 2010 compared to $72,000 for the prior year period primarily due to a $4.5 million decrease in the average balance of our advances due to the repayments in the second half of 2009. The average cost of our Federal Home Loan Bank advances was 3.93% for the second quarter of 2010 compared to 4.48% for the prior year period.

Net Interest Income. Net interest income for the three months ended June 30, 2010 was $980,000 compared to $676,000 for the three months ended June 30, 2009. For the three months ended June 30, 2010, the average yield on interest-earning assets was 4.99% and the average cost of interest-bearing liabilities was 1.59% compared to 4.70% and 2.80%, respectively, for the three months ended June 30, 2009. These changes resulted in an increase in our net interest rate spread to 3.40% and net interest margin to 3.55% for the second quarter of 2010 compared to a net interest rate spread of 1.90% and net interest rate margin of 2.21% for the second quarter of 2009.

Provision for Loan Losses. Our provision for loan losses was $173,000 for the three months ended June 30, 2010 compared to $478,000 for the three months ended June 30, 2009. Our provision for the three months ended June 30, 2010 was primarily related to the decrease in value of collateral securing non-performing real estate loans, $121,000 of which related to a loan secured by a multi-family residence which was foreclosed and transferred to repossessed assets. Our provision for the three months ended June 30, 2009 reflected: a $340,000 provision for a loan to a commercial leasing company; an increase in charge-offs primarily from the sale of collateral securing a non-performing commercial real estate loan, which we accepted in lieu of foreclosure, and automobile loans.

Non-interest Income. For the three months ended June 30, 2010, non-interest income was $30,000 compared to $38,000 for the three months ended June 30, 2009 primarily due to a $7,000 decrease in fees received for originating loans for other institutions.

Non-interest Expense. For the three months ended June 30, 2010, non-interest expense totaled $813,000 compared to $910,000 for the three months ended June 30, 2009, a decrease of 10.7%. FDIC insurance premiums decreased $60,000 primarily due to the special assessment imposed on all FDIC insured institutions in the second quarter of 2009, which totaled approximately $57,000. Compensation and employee benefit expense decreased $50,000 primarily due to staff reductions. Professional fees increased $19,000 primarily due to an increase in legal fees. All other expenses decreased $6,000 on a net basis.

Income Tax. Since the third quarter of 2009, we have maintained a valuation allowance for substantially all of our deferred tax assets. Our income tax benefit was $9,000 for the three months ended June 30, 2010 compared to $251,000 for the three months ended June 30, 2009. Our review of the allowance for our deferred tax asset resulted in the $9,000 tax benefit in the second quarter of 2010. The tax benefit for the three months ended June 30, 2009 was a result of our pretax loss of $674,000, prior to recording a valuation allowance in the third quarter of 2009.

Comparison of Operating Results for the Six Months Ended June 30, 2010 and 2009

General. For the six months ended June 30, 2010, our net income was $92,000 compared to a net loss of $519,000 for the six months ended June 30, 2009 primarily due to a decrease of $313,000 in our provision for loan losses, an increase of $473,000 in our net interest income as deposit costs continued to decrease, and a decrease of $108,000 in non-interest expenses. These increases were offset by the change in our income tax of $289,000, as taxes for the six months ended June 30, 2010 were impacted by adjustments to our deferred tax asset compared to the prior year period which reflected a tax benefit related to the net operating loss, prior to recording a valuation allowance in the third quarter of 2009.

Interest Income. Interest income was $2.8 million for the six months ended June 30, 2010, $193,000 or 6.5% less than the prior year period. Interest income from loans decreased $169,000 or 5.8% to $2.7 million for the six months ended June 30, 2010 primarily due to a $5.7 million decrease in the average balance of our loan portfolio to $102.1 million for the six months ended June 30, 2010 compared to the prior year period. The average balance of our construction loans, automobile and consumer loans, and one -to four- family real estate loans decreased $3.6 million, $3.3 million, and $965,000 respectively for the comparative period primarily due to repayments and pay-offs and lower origination volume. These decreases were partially offset by a $1.2 million increase in the average balance of our commercial business loans due to the purchase of medical equipment loans during 2009 and a $1.1 million increase in the average balance of our multi-family, commercial real estate, and land loans. The average yield of our loan portfolio was 5.38% for the first six months of 2010 compared to 5.41% for the prior year period.

Interest income from securities decreased $21,000 or 31.8% to $45,000 for the six months ended June 30, 2010. The average balance of our securities portfolio decreased $695,000 to $2.2 million for the six months ended June 30, 2010 compared to the prior year period due to repayments on mortgage-backed securities. The average yield on securities for the six months ended June 30, 2010 was 4.05% compared to 4.49% for the prior year period, primarily due to the downward repricing of our adjustable rate mortgage-backed securities.

Interest income from interest earning deposits was $3,000 for the six months ended June 30, 2010 compared to $6,000 for the prior year period primarily due to a $2.9 million decrease in the average balance to $7.5 million for the first six months of 2010.

Interest Expense. Interest expense for the six months ended June 30, 2010 was $886,000, a decrease of 666,000 or 42.9% from the prior year period primarily due to the decrease in interest expense on deposits as a result of the general low market interest rates and their impact on repricing maturing certificate of deposit accounts. Interest expense on deposits decreased $561,000 primarily due to the decrease in our average cost of deposits to 1.73% for the six months ended June 30, 2010 compared to 2.78% for the prior year period as the average cost of our certificates of deposit decreased to 2.16% from 3.38% for the respective periods. The average balance of interest bearing deposits decreased $3.3 million to $98.9 million for the first six months of 2010 compared to the prior year period primarily due to a $7.5 million decrease in the average balance of our certificate of deposit accounts to $71.6 million. The average balance of our non-certificate of deposit accounts increased to $27.3 million for the first six months of 2010 compared to $23.1 million from the prior year period. Interest expense on advances from the Federal Home Loan Bank of Chicago was $39,000 for the six months ended June 30, 2010 compared to $144,000 for the prior year period primarily due to a $4.5 million decrease in the average balance of our advances due to repayments during the second half of 2009. The average cost of our Federal Home Loan Bank advances was 3.93% for the first six months of 2010 compared to 4.48% for the prior year period.

Net Interest Income. Net interest income for the six months ended June 30, 2010 was $1.9 million compared to $1.4 million for the six months ended June 30, 2009. For the six months ended June 30, 2010, the average yield on interest-earning assets was 5.00% and the average cost of interest-bearing liabilities was 1.77% compared to 4.94% and 2.88%, respectively, for the six months ended June 30, 2009. These changes resulted in an increase in our net interest rate spread to 3.23% and net interest margin to 3.40% for the first six months of 2010 compared to a net interest rate spread of 2.06% and net interest rate margin of 2.35% for the comparative period in 2009.

Provision for Loan Losses. Our provision for loan losses was $242,000 for the six months ended June 30, 2010 compared to $555,000 for the six months ended June 30, 2009. Our provision for the six months ended June 30, 2010 primarily reflected the decrease in value of collateral securing non-performing real estate loans and an increase in the loss factors applied to pools of performing loans due to weak real estate values. Our provision for the comparative period in 2009 reflected: a $340,000 provision for a loan to a commercial leasing company; an increase in charge-offs primarily from the sale of collateral securing a non-performing commercial real estate loan, which we accepted in lieu of foreclosure, and automobile loans; and the decline in collateral value for other non-performing loans which resulted in an increase in estimated loss factors applied to various performing loan segments of our portfolio.

Non-interest Income. For the six months ended June 30, 2010, non-interest income was $67,000 compared to $61,000 for the six months ended June 30, 2009 primarily due to a $9,000 decrease in losses on the sale of other assets.

Non-interest Expense. For the six months ended June 30, 2010, non-interest expense decreased $108,000 to $1.6 million compared to the prior year period, a decrease of 6.2%. Compensation and employee benefit expense decreased $104,000 primarily due to staff reductions and a 5.0% salary reduction for senior officers’ which was effective May 2009. FDIC insurance premiums decreased $37,000 primarily due to the special assessment imposed on all FDIC insured institutions in the second quarter of 2009 which totaled approximately $57,000. Professional fees increased $50,000, including $27,000 for legal and advisory fees related to our bid for a financial institution in an FDIC assisted transaction in January of 2010. All other expenses decreased $1,000 on a net basis.

Income Tax. Our income tax benefit was $13,000 for the six months ended June 30, 2010 compared to $302,000 for the six months ended June 30, 2009. Our review of the allowance for our deferred tax asset resulted in the $13,000 tax benefit in the first six months of 2010. The tax benefit for the six months ended June 30, 2009 was primarily due to our pretax loss of $821,000, prior to recording a valuation allowance for substantially all of our deferred tax assets in the third quarter of 2009.

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

	Three Months Ended June 30,
	2010			2009
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)

Assets:
Loans:
One- to four-family	$38,376	$517	5.39%	$38,465	$510	5.30%
Multi-family, commercial real estate, and land	31,429	485	6.20	30,723	448	5.86
Construction	2,071	31	6.09	5,635	93	6.62
Commercial business	6,244	93	5.92	5,491	80	5.87
Home equity lines-of-credit	16,550	132	3.19	16,752	126	3.00
Automobile and other consumer	6,128	94	6.13	9,328	145	6.25

Total loans	100,798	1,352	5.38	106,394	1,402	5.28
Securities	2,193	22	4.06	2,840	31	4.42
Other interest-earning assets	7,432	2	0.09	13,353	4	0.11

Total interest-earning assets	110,423	$1,376	4.99	122,587	$1,437	4.70
Non-interest-earning assets	6,624			4,603

Total assets	$117,047			$127,190

Liabilities and stockholders’ equity:
Savings deposits	$7,258	$3	0.20	$7,286	$6	0.33
Money market/demand deposits	21,305	40	0.76	16,710	39	0.92
Certificates of deposit	69,156	333	1.93	78,536	644	3.29

Total deposits	97,719	376	1.55	102,532	689	2.69
FHLB advances	1,978	20	3.93	6,500	72	4.48

Total interest-bearing liabilities	99,697	396	1.59	109,032	761	2.80

Non-interest-bearing deposits	2,604			1,842
Other liabilities	638			1,035

Total liabilities	102,939			111,909
Stockholders’ equity	14,108			15,281

Total liabilities and stockholders’ equity	$117,047			$127,190

Net interest income		$980			$676

Net interest rate spread			3.40%			1.90%

Net interest-earning assets	$10,726			$13,555

Net interest margin			3.55%			2.21%

Average of interest-earning assets to interest-bearing Liabilities			110.76%			112.43%

	Six Months Ended June 30,
	2010			2009
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)

Assets:
Loans:
One- to four-family	$38,574	$1,023	5.31%	$39,539	$1,064	5.38%
Multi-family, commercial real estate, and land	31,402	974	6.26	30,324	939	6.24
Construction	2,689	85	6.36	6,329	198	6.32
Commercial business	6,300	188	6.00	5,126	153	6.01
Home equity lines-of-credit	16,617	263	3.19	16,661	246	2.97
Automobile and other consumer	6,510	199	6.16	9,778	301	6.22

Total loans	102,092	2,732	5.38	107,757	2,901	5.41
Securities	2,248	45	4.05	2,943	66	4.49
Other interest-earning assets	7,490	3	0.08	10,367	6	0.11

Total interest-earning assets	111,830	$2,780	5.00	121,067	$2,973	4.94
Non-interest-earning assets	6,171			5,742

Total assets	$118,001			$126,809

Liabilities and stockholders’ equity:
Savings deposits	$7,279	$7	0.20	$7,380	$13	0.37
Money market/demand deposits	20,038	74	0.75	15,781	69	0.87
Certificates of deposit	71,565	766	2.16	79,033	1,326	3.38

Total deposits	98,882	847	1.73	102,194	1,408	2.78
FHLB advances	1,989	39	3.93	6,500	144	4.48

Total interest-bearing liabilities	100,871	886	1.77	108,694	1,552	2.88

Non-interest-bearing deposits	2,369			1,756
Other liabilities	724			999

Total liabilities	103,964			111,449
Stockholders’ equity	14,037			15,360

Total liabilities and stockholders’ equity	$118,001			$126,809

Net interest income		$1,894			$1,421

Net interest rate spread			3.23%			2.06%

Net interest-earning assets	$10,959			$12,373

Net interest margin			3.40%			2.35%

Average of interest-earning assets to interest-bearing Liabilities			110.86%			111.38%

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

	Three Months Ended June 30, 2010 vs. 2009			Six Months Ended June 30, 2010 vs. 2009
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate

	(Dollars in thousands)

Interest-earning assets:
Loans:
One- to four-family	$(1)	$8	$7	$(27)	$(14)	$(41)
Multi-family, commercial real estate, and land	10	27	37	33	2	35
Construction	(55)	(7)	(62)	(114)	1	(113)
Commercial business	11	2	13	35	—	35
Home equity lines-of-credit	(2)	8	6	(1)	18	17
Automobile and other consumer	(49)	(2)	(51)	(100)	(2)	(102)

Total loans	(86)	36	(50)	(174)	5	(169)
Securities	(7)	(2)	(9)	(15)	(6)	(21)
Other interest-earning assets	(1)	(1)	(2)	(1)	(2)	(3)

Total interest-earning assets	(94)	33	(61)	(190)	(3)	(193)

Interest-bearing liabilities:
Savings deposits	—	(3)	(3)	—	(6)	(6)
Money market/demand accounts	9	(8)	1	16	(11)	5
Certificates of deposit	(70)	(241)	(311)	(116)	(444)	(560)

Total deposits	(61)	(252)	(313)	(100)	(461)	(561)
FHLB Advances	(45)	(7)	(52)	(90)	(15)	(105)

Total interest-bearing Liabilities	(106)	(259)	(365)	(190)	(476)	(666)

Change in net interest income	$12	$292	$304	$—	$473	$473

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

Our cash flows are comprised of three primary classifications: (i) cash flows from operating activities, (ii) investing activities, and (iii) financing activities. Net cash from operating activities was $907,000 and $192,000 for the six months ended June 30, 2010 and 2009, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and purchases which were offset by principal collections on loans and mortgage-backed securities. Net cash from investing activities was $5.2 million and $2.9 million for the six months ended June 30, 2010 and 2009, respectively. Net cash from financing activities consisted primarily of the activity in deposit, borrowing, and escrow accounts. The net cash from financing activities was ($5.6) million and $2.0 million for the six months ended June 30, 2010 and 2009, respectively.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Chicago advances and other borrowings as sources of funds. At June 30, 2010, cash and cash equivalents totaled $8.3 million.

At June 30, 2010, the Bank exceeded all of its regulatory capital requirements to be well capitalized with a Tier 1 (core) capital level of $10.5 million, or 9.19% of adjusted total assets which was $4.8 million above the required level of $5.7 million, or 5.00%; and total risk-based capital of $11.5 million or 12.34% of risk weighted assets, which was $2.2 million above the required level of $9.3 million or 10.00%. The Bank at June 30, 2010 was categorized as well capitalized under applicable regulatory criteria. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

At June 30, 2010, we had outstanding commitments to originate loans of $1.2 million. We expect to have sufficient funds available to meet our current loan commitments. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from June 30, 2010 totaled $42.0 million. Management believes, based on past experience, that a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

Off-Balance Sheet Arrangements.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and available lines of credit. For the three months ended June 30, 2010 and 2009, we did not engage in any off-balance sheet transactions other than loan origination commitments in the normal course of our lending activities.

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

PART II – Other Information

Item 1. Legal Proceedings

At June 30, 2010 there were no material pending legal proceedings to which the Company or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A. Risk Factors

This item is not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There was no Ben Franklin Financial, Inc. common stock repurchase activity during the first six months of 2010.

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

BEN FRANKLIN FINANCIAL, INC.

(Registrant)

Date: August 13, 2010	/s/ C. Steven Sjogren
C. Steven Sjogren
President and Chief Executive Officer