Form 10-Q
period 2010-09-30
Ben Franklin Financial, Inc.
filed 2010-11-12
CIK 1366925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2010

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

Number of outstanding shares of common stock as of November 12, 2010: 1,949,956 shares

BEN FRANKLIN FINANCIAL, INC.

PART I – Financial Information

Item 1. Financial Statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands except share data)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$3,307	$1,016
Interest-earning deposit accounts	1,194	2,090
Federal funds sold	4,900	4,690

Cash and cash equivalents	9,401	7,796
Securities available-for-sale	4,103	2,463
Loans receivable, net of allowance for loan losses of $870 at September 30, 2010 and $940 at December 31, 2009	98,917	104,594
Federal Home Loan Bank stock	1,337	1,337
Premises and equipment, net	942	963
Repossessed assets	687	991
Accrued interest receivable	374	457
Prepaid FDIC premiums	492	613
Other assets	114	468

Total assets	$116,367	$119,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Demand deposits - noninterest-bearing	$2,160	$1,835
Demand deposits - interest-bearing	7,311	7,332
Savings deposits	7,385	7,278
Money market deposits	15,796	11,002
Certificates of deposit	68,983	75,666

Total deposits	101,635	103,113
Advances from Federal Home Loan Bank	—	2,000
Advances from borrowers for taxes and insurance	553	433
Other liabilities	235	264
Common stock in ESOP subject to contingent purchase obligation	62	43

Total liabilities	102,485	105,853

Stockholders’ equity
Common stock, par value $0.01 per share; 20,000,000 shares authorized; 1,949,956 shares issued and outstanding (net of treasury shares)	20	20
Additional paid-in-capital	8,138	8,088
Treasury stock, at cost – 68,270 and 67,843 shares	(462)	(461)
Retained earnings, substantially restricted	6,745	6,776
Unearned Employee Stock Ownership Plan (ESOP) shares	(571)	(609)
Accumulated other comprehensive income	74	58
Reclassification of ESOP shares	(62)	(43)

Total stockholders’ equity	13,882	13,829

Total liabilities and stockholders’ equity	$116,367	$119,682

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income
Loans	$1,288	$1,400	$4,020	$4,301
Securities	23	30	68	96
Federal funds sold and other	2	2	5	8

	1,313	1,432	4,093	4,405

Interest expense
Deposits	353	629	1,200	2,037
Federal Home Loan Bank advances	—	73	39	217

	353	702	1,239	2,254

Net interest income	960	730	2,854	2,151

Provision for loan losses	280	75	522	630

Net interest income after provision for loan losses	680	655	2,332	1,521

Non-interest income
Service fee income	32	41	95	108
Loss on sale of other assets	—	—	(1)	(10)
Other	3	3	8	7

	35	44	102	105

Non-interest expense
Compensation and employee benefits	377	413	1,147	1,287
Occupancy and equipment	138	135	407	420
Data processing services	61	56	189	173
Professional fees	78	58	290	220
FDIC insurance premiums	44	50	130	173
Repossessed asset losses and holding costs	76	4	102	38
Other	61	68	210	221

	835	784	2,475	2,532

Loss before income taxes	(120)	(85)	(41)	(906)

Income tax provision (benefit)	3	624	(10)	322

Net loss	$(123)	$(709)	$(31)	$(1,228)

Loss per common share	(0.07)	(0.38)	(0.02)	(0.65)

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2010 and 2009 – (Unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Unearned ESOP Shares	Accumulated Other Comprehensive Income	Amount Reclassified on ESOP Shares	Total	Comprehensive Income (Loss)

Balance at January 1, 2009	$20	$8,014	$(285)	$8,397	$(665)	$9	$(73)	$15,417
Comprehensive loss
Net loss	—	—	—	(1,228)	—	—	—	(1,228)	$(1,228)
Unrealized gain on securities available-for-sale, net of deferred income taxes	—	—	—	—	—	55	—	55	55

Total comprehensive loss									$(1,173)

Earned ESOP shares and other stock based compensation	—	58	—	—	42	—	—	100
Purchase of common stock (29,359 shares)	—	—	(176)	—	—	—	—	(176)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	9	9

Balance at September 30, 2009	$20	$8,072	$(461)	$7,169	$(623)	$64	$(64)	$14,177

Balance at January 1, 2010	$20	$8,088	$(461)	$6,776	$(609)	$58	$(43)	$13,829
Comprehensive loss
Net loss	—	—	—	(31)	—	—	—	(31)	$(31)
Unrealized gain on securities available for-sale, net of deferred income taxes	—	—	—	—	—	16	—	16	16

Total comprehensive loss									$(15)

Earned ESOP shares and other stock based compensation	—	50	—	—	38	—	—	88
Purchase of common stock (427 shares)	—	—	(1)	—	—	—	—	(1)
Reclassification due to change in fair value of common stock in ESOP subject to contingent repurchase obligation	—	—	—	—	—	—	(19)	(19)

Balance at September 30, 2010	$20	$8,138	$(462)	$6,745	$(571)	$74	$(62)	$13,882

See accompanying notes to consolidated financial statements

BEN FRANKLIN FINANCIAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(31)	$(1,228)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation	91	81
ESOP and other stock based compensation	88	100
Amortization of premiums and discounts	23	27
Provision for loan losses	522	630
Loss on sale of repossessed assets	1	10
Write down of repossessed assets	65	—
Changes in:
Deferred loan costs	59	145
Accrued interest receivable	83	96
Other assets	457	318
Other liabilities	(29)	88

Net cash from operating activities	1,329	267

Cash flows from investing activities
Principal repayments on mortgage-backed securities	382	546
Net decrease in loans	4,552	4,598
Purchase of loans	—	(3,308)
Purchase of securities available for sale	(2,000)	(1,000)
Sales of repossessed assets	832	46
Expenditures to improve other real estate owned	(61)	—
Expenditures for premises and equipment	(70)	(13)

Net cash from investing activities	3,635	869

Cash flows from financing activities
Net increase (decrease) in deposits	(1,478)	1,120
Purchase of treasury stock	(1)	(176)
Payment of Federal Home Loan Bank advance	(2,000)	(2,500)
Net change in advances from borrowers for taxes and insurance	120	237

Net cash from financing activities	(3,359)	(1,319)

Net change in cash and cash equivalents	1,605	(183)

Cash and cash equivalents at beginning of year	7,796	7,950

Cash and cash equivalents at end of period	$9,401	$7,767

Supplemental disclosures
Interest paid	$1,255	$2,225
Transfers from loans to repossessed assets	588	942

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

In July 2010, the FASB updated disclosure requirements with respect to the credit quality of financing receivables and the allowance for credit losses. According to the guidance there are two levels of detail at which credit information will presented—the portfolio segment and class levels. The portfolio segment level is defined as the level where financing receivables are aggregated in developing a Company’s systematic method for calculating its allowance for credit losses. The class level is the second level at which credit information will be presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level. Companies will now be required to provide the following disclosures as a result of this update: a roll forward of the allowance for credit losses at the portfolio segment level with the ending balances further categorized according to impairment method along with the balance reported in the related financing receivables at period end; additional disclosure of nonaccrual and impaired financing receivables by class as of period end; credit quality and past due/ aging information by class as of period end; information surrounding the nature and extent of loan modifications and troubled debt restructurings and their effect on the allowance for credit losses during the period; and detail of any significant purchases or sales of financing receivables during the period. The increased disclosure requirements become effective for annual/interim periods ending on or after December 15, 2010 with respect to period-end data and December 15, 2011 with respect to activity within a reporting period. The provisions of this update will expand the Company’s current disclosures with respect to our allowance for loan losses.

Note 3 – Securities Available-for-Sale

As of September 30, 2010 the Company’s securities available-for-sale consisted of notes and residential mortgage-backed securities issued by the Government National Mortgage Association, Federal Home Loan Mortgage Corporation or Federal National Mortgage Association. Our two agency notes have maturity dates of September 2013 and 2014 respectively. At December 31, 2009, securities available-for-sale consisted of residential mortgage-backed securities issued by the aforementioned agencies. Gross unrealized gains and losses at September 30, 2010 were $120,000 and zero, respectively. Gross unrealized gains and losses at December 31, 2009 were $94,000 and zero, respectively. There were no sales of securities available-for-sale for the three or nine months ended September 30, 2010 and 2009, respectively.

Note 4 – Loans

The following table sets forth the composition of our loan portfolio by type of loan, at the dates indicated. We had no loans held for sale at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real Estate:
One- to four- family	$38,987	39.07%	$40,051	37.98%
Multi-family	17,679	17.72	16,933	16.06
Commercial	13,609	13.64	13,103	12.42
Construction	1,042	1.04	4,393	4.17
Land	1,183	1.19	1,139	1.08

Total real estate	72,500	72.66	75,619	71.71

Consumer and other loans:
Home equity lines-of-credit	16,768	16.80	16,589	15.73
Commercial business	5,450	5.46	5,916	5.61
Automobile	4,947	4.96	7,214	6.84
Other	115	0.12	121	0.11

Total consumer and other loans	27,280	27.34	29,840	28.29

Total loans	99,780	100.00%	105,459	100.00%

Premiums and net deferred loan costs	7		75
Allowance for loan losses	(870)		(940)

Total loans, net	$98,917		$104,594

Non-performing Assets and Troubled Debt Restructurings

All non-performing loans were in non-accrual status at September 30, 2010 and December 31, 2009. No loans were past due ninety days or more and still accruing interest at September 30, 2010 or December 31, 2009.

The following table sets forth our non-performing assets and troubled debt restructurings by category at the dates indicated (dollars in thousands).

	September 30, 2010		December 31, 2009
	Number	Amount	Number	Amount
Non-performing loans
One-to four-family	9	$1,780	7	$1,264
Multi-family	1	385	1	326
Land	1	388	—	—
Commercial real estate	5	2,400	2	1,927
Construction	—	—	1	653
Commercial business	2	868	2	868
Other	2	10	—	—

Total non-performing loans	20	5,831	13	5,038

Troubled debt restructurings
One-to four-family	—	—	1	542
Multi-family	3	2,898	—	—
Commercial business	1	702	—	—

Total troubled debt restructurings	4	3,600	1	542

Repossessed assets
Foreclosed real estate	3	654	2	963
Repossessed automobiles	2	33	3	28

Total non-performing assets	5	687	5	$991

Total non-performing loans, troubled debt restructurings, and repossessed assets	29	$10,118	19	$6,571

Non-performing loans to total loans		5.84%		4.77%
Non-performing loans and troubled debt restructurings to total loans		9.45%		5.29%
Non-performing assets and troubled debt restructurings to total assets		8.86%		5.49%

At September 30, 2010, our loans classified as troubled debt restructurings included one loan with a reduction in interest rate for twelve months which had an outstanding balance of $804,000 at September 30, 2010 and three loans for which there was a reduction in the payment amount for a twelve month period or less. All of these loans will revert to the original terms at the end of the modifications period. At September 30, 2010, all of these loans were performing under their revised terms and one which reverted to its original term in September 2010. There were no additional commitments to lend on the restructured notes.

Note 5 – Allowance for Loan Losses

The following table sets forth the activity in our allowance for loan losses for the periods indicated:

	For the Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)

Balance at beginning of period	$940	$584
Total charge-offs	(605)	(151)
Total recoveries	13	14
Provision for loan losses	522	630

Balance at end of period	$870	$1,077

Our allowance for impaired loans and troubled debt restructurings was $315,000 at September 30, 2010 and $366,000 at December 31, 2009.

	September 30, 2010	December 31, 2009
Ratios:
Allowance for loan losses to non-performing loans at end of period	14.92%	18.66%
Allowance for loan losses to total loans at end of period	0.87%	0.89%

Note 6 – Stock Based Compensation

On October 18, 2006, the Company adopted an employee stock ownership plan (“the ESOP”) for the benefit of substantially all employees. The ESOP borrowed $778,000 from the Company and used those funds to acquire 77,763 shares of the Company’s common stock in connection with the Company’s initial public offering at a price of $10 per share.

The ESOP has a plan year end of December 31. Expense related to the ESOP was $3,000 and $7,000 during the three months ended September 30, 2010 and 2009, respectively and $10,000 and $21,000 for the nine months ended September 30, 2010 and 2009, respectively.

Shares held by the ESOP at September 30, 2010 were as follows:

Shares committed to be released	3,792
Allocated shares	15,090
Unearned ESOP shares	57,043

Total ESOP shares	75,925

Fair value of unearned ESOP shares	$188,000

Fair value of allocated shares subject to repurchase obligation	$62,000

On March 26, 2008, stockholders of the Company approved the Ben Franklin Financial, Inc. Equity Incentive Plan (the “Plan”) which provides officers, employees, and directors of the Company and the Bank with stock based incentives to promote our growth and performance. The Plan shall remain in effect as long as any awards are outstanding provided, however, that no awards be granted under the Plan after ten years from the date of adoption. The Plan authorizes the issuance of up to 136,085 shares of our common stock pursuant to grants of incentive and non-statutory stock options, stock appreciation rights, and restricted stock awards. No more than 38,881 shares may be issued as restricted stock awards. No more than 97,204 shares may be issued pursuant to stock options and stock appreciation rights, all of which may be granted pursuant to the exercise of incentive stock options. On April 17,

2008, we granted restricted stock awards for 34,476 common shares and stock options for 86,740 common shares under the Plan, all of which vest over a five year period. Awards under the Plan may also fully vest upon the participant’s death or disability or change in control of the Company. All of the options granted have an exercise price of $9.36 per share, which was the closing price of the stock on the grant date. As of September 30, 2010, 34,696 options had vested. No options were exercised or forfeited as of September 30, 2010. The options had no intrinsic value as of September 30, 2010.

Stock option expense was $10,000 for the three months ended September 30, 2010, and 2009, respectively and $30,000 for the nine months ended September 30, 2010, and 2009, respectively. As of September 30, 2010, $100,000 of unrecognized compensation cost is expected to be recognized over the next 2.6 years.

The fair value of the restricted stock awards was $9.36 per share, which was the closing price of the stock on the April 17, 2008 grant date. As of September 30, 2010, 13,792 shares had vested. None of the restricted stock awards were forfeited as of September 30, 2010. Restricted stock award expense was $16,000 during the three months ended September 30, 2010 and 2009, respectively and $48,000 for the nine months ended September 30, 2010, and 2009, respectively. As of September 30, 2010, there was $164,000 of unrecognized compensation cost related to shares granted under the Plan. The cost is expected to be recognized over the next 2.6 years.

The value of stock options and restricted stock awards as of the grant date is expensed over the five year vesting period. Forfeitures of stock options and restricted stock awards are expected to be insignificant.

No stock options or restricted stock awards have been granted since April 17, 2008.

Note 7 – Income Taxes

In the third quarter of 2009, the Company recorded a valuation allowance against its net deferred tax asset, thus reducing the net carrying value of deferred tax assets to zero. The valuation allowance is reviewed quarterly and adjusted based on amounts expected to be realized. The valuation allowance for our net deferred tax asset was $574,000 as of September 30, 2010 and $578,000 at December 31, 2009.

Note 8 – Stock Repurchase Program

On April 23, 2008, the Company adopted a stock repurchase program to repurchase up to 44,634 shares or 4.8% of the Company’s outstanding common stock (excluding shares held by the MHC). This program was completed in January of 2009. On January 28, 2009, the Company adopted a second stock repurchase program to repurchase up to 42,487 shares representing approximately 5.0% of the Company’s outstanding common stock (excluding shares held by the MHC). As of September 30, 2010, the Company had repurchased 67,650 shares under both programs.

Note 9 – Earnings Per Share

Basic earnings (loss) per share is based on net income (loss) divided by the weighted average number of shares outstanding during the period, including allocated and committed-to-be-released ESOP shares. Diluted earnings (loss) per share shows the dilutive effect, if any, of additional common shares issuable under stock options, using the treasury stock method. All stock options were considered antidilutive and were excluded from the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2010 and 2009.

The following table presents a reconciliation of the components used to compute basic and diluted earnings (loss) per share:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net income (loss)	$(123,000)	$(709,000)	$(31,000)	$(1,228,000)
Weighted average common shares outstanding	1,892,673	1,887,467	1,891,439	1,894,772
Basic and diluted income (loss) per share	$(0.07)	$(0.38)	$(0.02)	$(0.65)

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2010
Assets:
Mortgage-backed securities available for sale - residential	$2,102	$—	$2,102	$—
United States agency notes available for sale	2,001	$—	$2,001	$—

December 31, 2009
Assets:
Mortgage-backed securities available for sale - residential	$2,463	$—	$2,463	$—

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
September 30, 2010
Assets:
Impaired loans	$4,218	$—	$—	$4,218
Repossessed assets	687	—	—	687

December 31, 2009
Assets:
Impaired loans	$2,841	$—	$—	$2,841
Repossessed assets	991	—	—	991

Impaired loans, which are measured for impairment using the fair value of the collateral (less cost to sell) for collateral dependent loans, had a aggregate balance of $4,470,000, with a $252,000 valuation allowance at September 30, 2010 resulting in an additional provision for loan losses of $55,000 and $177,000 for the three and nine months ended September 30, 2010 respectively. Impaired loans at December 31, 2009 had an aggregate balance of $3,144,000 with a $303,000 valuation allowance.

Repossessed assets, consisting of other real estate owned and repossessed automobiles are measured at the lower of cost or fair value less cost to sell. Repossessed assets were carried at cost of $687,000 at September 30, 2010, consisting of the cost basis of $752,000 and a valuation allowance of $65,000, and $991,000 at December 31, 2009, consisting of the cost basis of $1,125,000 and a valuation allowance of $134,000.

The carrying amounts and estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(Dollars in thousands)
Financial assets
Cash and cash equivalents	$9,401	$9,401	$7,796	$7,796
Securities available-for-sale	4,103	4,103	2,463	2,463
Loans receivable, net	98,917	104,009	104,594	108,811
FHLB stock	1,337	N/A	1,337	N/A
Accrued interest receivable	374	374	457	457

Financial liabilities
Demand, money market, and savings	$32,652	$32,652	$27,447	$27,447
Certificates of deposits	68,983	70,139	75,666	76,734
FHLB advances	—	—	2,000	2,034
Accrued interest payable	4	4	21	4

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

While the above estimates are based on management’s judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of these items on September 30, 2010, the fair values would have been achieved, because the market value may differ depending on the circumstances.

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

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets, consisting primarily of loans, mortgage-backed and other securities, and other interest-earning assets, and the interest paid on our interest-bearing liabilities, consisting primarily of savings and transaction accounts, certificates of deposit, and Federal Home Loan Bank of Chicago advances. Our results of operations also are affected by our provision for loan losses, non-interest income and non-interest expense. Non-interest income consists primarily of deposit service charges and loan origination service fees charged for loans funded by other institutions, and miscellaneous other income. Non-interest expense consists primarily of compensation and employee benefits, occupancy and equipment expenses, data processing, professional fees, FDIC insurance premiums and assessments, repossessed asset losses and carrying costs, and other operating expenses. Our results of operations may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Since March of 2009, we have experienced a decline in assets primarily due to the decrease in the balance of our loan portfolio as loan originations have not kept pace with repayments and payoffs in the portfolio primarily due to weak loan demand during the current economic downturn. We will continue, subject to market conditions, to focus on expanding multi-family, home equity lines-of-credit, commercial real estate and commercial business lending while maintaining our current level of one- to four-family residential lending. We also anticipate, depending on the real estate market and economic conditions, continuing construction lending. In addition, we will pursue other lending alternatives to diversify our loan portfolio and to manage credit and interest rate risks and may pursue other opportunities to achieve growth. While we believe growth is essential for our future profitability, we intend to carefully monitor our underwriting standards and the concentration levels within our loan portfolio to manage our exposure to credit risks.

Since March of 2008, we have experienced an increase in the balance of our non-performing loans and other assets as the weak economic environment has impacted borrowers’ ability to make payments and has resulted in a decline in the value of real estate collateralizing the debt. We continue to focus our efforts on working with our borrowers during these difficult times; however, when appropriate we pursue legal recourse through foreclosure or other actions as part of our goal of reducing our non-performing assets.

While we have experienced some earnings and asset quality challenges the past several years, primarily due to the local and national economic environment, some positive signs have emerged as the residential development immediately surrounding our main office continues to progress and the new grocery store adjacent to our office continues to draw a large number of shoppers into the area. We are hopeful that these early signs of recovery will provide opportunities to help us meet our growth objectives for the future. We may also explore additional expansion opportunities in the future, subject to our capital or other limitations.

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

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

General. For the nine months ended September 30, 2010, we experienced a decrease in assets primarily due to a decrease in our loan portfolio due to lower loan originations as loan demand remained weak in the current economic environment. During this time period, deposit balances also decreased primarily due to a decrease in certificates of deposit. While certificates of deposit customers pursued higher interest rates, other deposit customers exhibited a preference for liquidity as evidenced by the continued increase in the balance of our money market accounts. With our excess liquidity, we paid off a maturing Federal Home Loan Bank advance at the end of June 2010.

The prolonged economic downturn has continued to impact our borrowers’ ability to meet debt obligations and our efforts to resolve our non-performing loans have been impacted by the lengthy foreclosure process. Given the current economic environment, we do not anticipate balance sheet growth during the remainder of the year as we focus on reducing our non-performing assets and improving our capital position through earnings.

Assets. Total assets at September 30, 2010 were $116.4 million compared to $119.7 million at December 31, 2009, a decrease of $3.3 million or 2.8%. This decrease was primarily due to a $5.7 million decrease in our net loan portfolio balance partially offset by a $3.2 million increase in securities and cash and cash equivalents.

Our net loan portfolio balance decreased to $98.9 million at September 30, 2010 compared to $104.6 million at December 31, 2009 primarily due to loan repayments and payoffs and the transfers of certain loans to repossessed assets. The decrease included: a $3.3 million decrease in the balance of our construction loans; a $2.3 million decrease in our automobile loans; and a $1.1 million decrease in our one- to four-family residential loans, partially offset by a $746,000 increase in our multi-family loans and a $506,000 increase in our commercial real estate loans. Overall, we anticipate our loan portfolio balance will decrease slightly throughout the remainder of 2010 as loan demand remains weak.

At September 30, 2010 our allowance for loan losses was $870,000 or 0.87% of total loans compared to $940,000 or 0.89% of total loans at December 31, 2009. Our allowance reflects the decrease in value of collateral securing non-performing real estate loans. The decrease in the balance of our allowance for loan losses at September 30, 2010 compared to December 31, 2009 reflects the decrease in the balance of our loan portfolio for the period and a $51,000 decrease in the amount related to our impaired loans, primarily due to charge-offs on such loans. Our non-performing loans totaled $5.8 million or 5.84% of total loans at September 30, 2010 compared to $5.0 million or 4.77% of total loans at December 31, 2009. Our loans classified as troubled debt restructurings totaled $3.6 million or 3.61% of total loans at September 30, 2010 which included three loans secured by multi-family properties totaling $2.9 million and one commercial business loan totaling $702,000, compared to $542,000 or 0.51% of total loans at December 31, 2009 which included one loan secured by a residential property. Our foreclosed assets totaled

$687,000 at September 30, 2010 compared to $991,000 at December 31, 2009 primarily due to the $751,000 sale of a single-family residence partially offset by the transfer of repossessed assets, net of improvements and write-downs, totaling $447,000. Two of the real estate owned properties are under contract and are scheduled to close in the fourth quarter of 2010. Our troubled debt restructurings, which accounts for $3.1 million of the $3.5 million increase in our non-performing assets for the nine months ended September 30, 2010, are all performing under their revised terms and are anticipated to revert to their original terms at the end of their respective restructured periods.

Our securities portfolio increased $1.6 million or 66.6% to $4.1 million at September 30, 2010 primarily due to purchases of agency notes totaling $2.0 million with original maturities ranging from three to four years and yields ranging from 1.20% to 1.50%. This increase was offset by repayments on mortgage-backed securities. Cash and cash equivalents increased $1.6 million to $9.4 million at September 30, 2010 primarily due to repayments on loans. Subject to market conditions, management anticipates reducing the balance of cash and cash equivalents in the future to generate additional interest income.

Our other assets decreased $354,000 primarily due to the collection of federal tax refunds resulting from the carryback of our 2009 net operating loss against taxable income reported in prior years.

Liabilities. Our customer deposits decreased by $1.5 million or 1.5% to $101.6 million at September 30, 2010 compared to $103.1 million at December 31, 2009. Our certificate of deposit accounts decreased $6.7 million or 8.8% to $69.0 million at September 30, 2010 primarily due to lower market rates offered by the Bank compared to our competition. Our non-certificate of deposit accounts increased $5.2 million or 19.0% to $32.7 million at September 30, 2010 primarily due to an increase in our money market accounts as customers sought liquid alternatives for their funds. With our excess liquidity, we paid off the remaining $2.0 million Federal Home Loan Bank advance at the end of June 2010.

Equity. Total stockholders’ equity at September 30, 2010 was $13.9 million, an increase of $53,000 or 0.38% from $13.8 million at December 31, 2009. The increase resulted primarily from an increase of $69,000 for ESOP and other stock based compensation, and an increase of $16,000 due to unrealized gains on available-for-sale securities, partially offset by our net loss of $31,000 for the nine months ended September 30, 2010.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

General. For the three months ended September 30, 2010 our net loss was $123,000 compared to a net loss of $709,000 for the three months ended September 30, 2009. This improvement was primarily due to a $621,000 decrease in our tax provision as we established a valuation allowance for our net deferred tax asset in the third quarter of 2009, and a $230,000 increase in our net interest income as deposit costs continued to decrease. Partially offsetting these changes was an increase in our provision for loan losses of $205,000 and an increase of $51,000 in non-interest expense.

Interest Income. Interest income was $1.3 million for the three months ended September 30, 2010, $119,000 or 8.3% less than the prior year period. Interest income from loans decreased $112,000 or 8.0% to $1.3 million for the three months ended September 30, 2010 primarily due to a $6.3 million decrease in the average balance of our loan portfolio to $99.2 million for the three months ended September 30, 2010 compared to the prior year period. The average balance of our automobile and consumer loans, construction loans, and one- to four-family loans decreased $3.5 million, $2.0 million, and $455,000 respectively for the comparative period primarily due to repayments and pay-offs, transfers of loans to repossessed assets, and lower origination volume. The average yield of our loan portfolio was 5.20% for the third quarter of 2010 compared to 5.28% for the prior year period.

Interest income from securities decreased $7,000 or 23.3% to $23,000 for the three months ended September 30, 2010. The average balance of our securities portfolio decreased $468,000 to $2.4 million for the three months ended September 30, 2010 compared to the prior year period primarily due to repayments on mortgage-backed securities, partially offset by the purchase of $2.0 million of agency notes in the third quarter of 2010. The average yield on securities for the three months ended September 30, 2010 was 3.75% compared to 4.19 % for the prior year period primarily due to the downward repricing of our adjustable rate mortgage-backed securities and the lower yield on the securities purchased during the third quarter of 2010.

Interest Expense. Interest expense for the three months ended September 30, 2010 was $353,000, a decrease of $349,000 or 49.7% from the prior year period due to decreases in interest expense on deposits and our Federal Home Loan Bank advances. Interest expense on deposits decreased $276,000 primarily due to the decrease in the average cost of deposits to 1.44% for the three months ended September 30, 2010 compared to 2.47% for the prior year period as the average cost of our certificates of deposit decreased to 1.82% for the three months ended September 30, 2010 from 3.08% for the prior year period as the general low market interest rates led to the downward repricing of maturing certificate of deposit accounts. The average balance of interest bearing deposits decreased $3.0 million to $98.0 million for the third quarter of 2010 compared to the prior year period primarily due to an $8.0 million decrease in the average balance of our certificate of deposit accounts to $68.3 million. The average balance of our non-certificate of deposit accounts increased to $29.7 million for the third quarter of 2010 compared to $24.9 million from the prior year period. There was no interest expense on advances from the Federal Home Loan Bank of Chicago for the three months ended September 30, 2010 compared to $73,000 for the prior year period primarily due to a $6.4 million decrease in the average balance of our advances due to the repayments in the second half of 2009 and second quarter of 2010.

Net Interest Income. Net interest income for the three months ended September 30, 2010 was $960,000 compared to $730,000 for the three months ended September 30, 2009. For the three months ended September 30, 2010, the average yield on interest-earning assets was 4.86% and the average cost of interest-bearing liabilities was 1.44% compared to 4.76% and 2.59%, respectively, for the three months ended September 30, 2009. These changes resulted in an increase in our net interest rate spread to 3.42% and net interest margin to 3.55% for the third quarter of 2010 compared to a net interest rate spread of 2.17% and net interest rate margin of 2.43% for the third quarter of 2009.

Provision for Loan Losses. Our provision for loan losses was $280,000 for the three months ended September 30, 2010 compared to $75,000 for the three months ended September 30, 2009. Our provision for the three months ended September 30, 2010 was primarily related to the decrease in value of collateral securing non-performing real estate loans, $161,000 of which related to a construction loan to build a single-family residence which was foreclosed and transferred to repossessed assets, $47,000 of which related to two new non-performing loans during the third quarter, and $54,000 of which related to a loan secured by commercial real estate. Our provision for the three months ended September 30, 2009 was primarily related to collateral securing a non-performing construction loan that had declined in value which was offset by a recovery on a previously charged-off loan.

Non-interest Income. For the three months ended September 30, 2010, non-interest income decreased to $35,000 compared to $44,000 for the three months ended September 30, 2009 primarily due to a $4,000 decrease in fees received for originating loans for other institutions.

Non-interest Expense. For the three months ended September 30, 2010, non-interest expense totaled $835,000 compared to $784,000 for the three months ended September 30, 2009, an increase of 6.5%. Our repossessed asset losses and holding costs increased $72,000 in the third quarter of 2010 primarily due to a $65,000 write-down of two real estate owned properties which are under contracts to sell. Professional fees increased $20,000 primarily due to an increase in legal fees related to foreclosure proceedings. Compensation and employee benefit expense decreased $36,000 primarily due to staff reductions. All other expenses decreased $5,000 on a net basis.

Income Tax. Since the third quarter of 2009, we have maintained a valuation allowance for substantially all of our deferred tax assets. Our review of the deferred tax asset for the three months ended September 30, 2010 resulted in a $3,000 income tax provision compared to a $624,000 provision for the three months ended September 30, 2009 when the valuation allowance was established.

Comparison of Operating Results for the Nine Months Ended September 30, 2010 and 2009

General. For the nine months ended September 30, 2010, our net loss was $31,000 compared to a net loss of $1.2 million for the nine months ended September 30, 2009. This improvement was primarily due to a $703,000 increase in our net interest income as deposit costs continued to decrease, a $332,000 decrease in our provision for income taxes due to the valuation allowance for our deferred tax asset established in the third quarter of 2009, a $108,000 decrease in our provision for loan losses, and a $57,000 decrease in non-interest expense. The declining values in our local real estate market and the costs associated with resolving non-performing assets have offset most of the improvements we have seen in our net interest margin and our efforts to control costs.

Interest Income. Interest income was $4.1 million for the nine months ended September 30, 2010, $312,000 or 7.1% less than the prior year period. Interest income from loans decreased $281,000 or 6.5% to $4.0 million for the nine months ended September 30, 2010 primarily due to a $5.9 million decrease in the average balance of our loan portfolio to $101.1 million for the nine months ended September 30, 2010 compared to the prior year period. The average balance of our automobile and consumer loans, construction loans, and one- to four- family real estate loans decreased $3.3 million, $3.1 million, and $826,000 respectively for the comparative period primarily due to repayments and pay-offs, transfer of loans to repossessed assets, and lower origination volume. These decreases were partially offset by a $815,000 increase in the average balance of our commercial business. The average yield of our loan portfolio was 5.31% for the first nine months of 2010 compared to 5.37% for the prior year period.

Interest income from securities decreased $28,000 or 29.2% to $68,000 for the nine months ended September 30, 2010. The average balance of our securities portfolio decreased $618,000 to $2.3 million for the nine months ended September 30, 2010 compared to the prior year period primarily due to repayments on mortgage-backed securities. The average yield on securities for the nine months ended September 30, 2010 was 3.95% compared to 4.39% for the prior year period, primarily due to the downward repricing of our adjustable rate mortgage-backed securities.

Interest income from interest earning deposits was $5,000 for the nine months ended September 30, 2010 compared to $8,000 for the prior year period primarily due to a $3.6 million decrease in the average balance to $7.2 million for the first nine months of 2010.

Interest Expense. Interest expense for the nine months ended September 30, 2010 was $1.2 million, a decrease of $1.0 million or 45.0% from the prior year period due to the decrease in interest expense on deposits and our Federal Home Loan Bank advances. Interest expense on deposits decreased $837,000 primarily due to the decrease in our average cost of deposits to 1.63% for the nine months ended September 30, 2010 compared to 2.68% for the prior year period as the average cost of our certificates of deposit decreased to 2.04% for the nine months ended September 30, 2010 compared to 3.28% for the prior year period as the general low market interest rates led to the downward repricing of maturing certificate of deposit accounts. Given the current level of market rates, we anticipate that our average cost for certificates of deposit will remain at current levels through the remainder of the year as many certificates have repriced into the current low rates. The average balance of interest bearing deposits decreased $3.2 million to $98.6 million for the first nine months of 2010 compared to the prior year period primarily due to a $7.6 million decrease in the average balance of our certificate of deposit accounts to $70.5 million. The average balance of our non-certificate of deposit accounts increased to $28.1 million for the first nine months of 2010 compared to $23.7 million from the prior year period. Interest expense on advances from the Federal Home Loan Bank of Chicago was $39,000 for the nine months ended September 30, 2010 compared to $217,000 for the prior year period primarily due to a $5.2 million decrease in the average balance of our advances due to repayments during the second half of 2009 and second quarter of 2010. The average cost of our Federal Home Loan Bank advances was 3.93% for the first nine months of 2010 compared to 4.47% for the prior year period.

Net Interest Income. Net interest income for the nine months ended September 30, 2010 was $2.9 million compared to $2.2 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, the average yield on interest-earning assets was 4.94% and the average cost of interest-bearing liabilities was 1.66% compared to 4.88% and 2.78%, respectively, for the nine months ended September 30, 2009. These changes resulted in an increase in our net interest rate spread to 3.28% and net interest margin to 3.44% for the first nine months of 2010 compared to a net interest rate spread of 2.10% and net interest rate margin of 2.38% for the comparative period in 2009. We anticipate that our net interest rate spread will remain at its current level through the remainder of the year given the current level of market rates.

Provision for Loan Losses. Our provision for loan losses was $522,000 for the nine months ended September 30, 2010 compared to $630,000 for the nine months ended September 30, 2009. Our provision for the nine months ended September 30, 2010 primarily reflected: the decrease in value of collateral securing non-performing real estate loans, $161,000 of which related to a construction loan to build a single-family residence and $121,000 of which related to a loan secured by a multi-family residence, both of which were foreclosed and transferred to repossessed assets in 2010; $54,000 related to a loan secured by commercial real estate; $47,000 related to two new non-performing loans during the third quarter; and the decline in collateral value for other non-performing loans which resulted in an increase in estimated loss factors applied to various performing loan segments of our portfolio. Our provision for the comparative period in 2009 reflected: a $340,000 provision for a loan to a commercial leasing company; an increase in charge-offs primarily from the sale of collateral securing a non-performing commercial real estate loan, which we accepted in lieu of foreclosure, and automobile loans; an $89,000 provision for a construction loan secured by residential property; and the decline in collateral value for other non-performing loans which resulted in an increase in estimated loss factors applied to various performing loan segments of our portfolio.

Non-interest Income. For the nine months ended September 30, 2010, non-interest income decreased to $102,000 compared to $105,000 for the nine months ended September 30, 2009 primarily due to an $11,000 decrease in fees received for originating loans for other institutions partially offset by a $9,000 decrease in losses on the sale of other assets.

Non-interest Expense. For the nine months ended September 30, 2010, non-interest expense decreased $57,000 to $2.5 million compared to the prior year period, a decrease of 2.3%. Compensation and employee benefit expense decreased $140,000 primarily due to staff reductions and a 5.0% salary reduction for senior officers’ which was effective May 2009. FDIC insurance premiums decreased $43,000 primarily due to the special assessment imposed on all FDIC insured institutions in the second quarter of 2009 which totaled approximately $57,000. Professional fees increased $70,000, including $27,000 for legal and advisory fees related to our bid for a financial institution in an FDIC assisted transaction in January of 2010 and increased foreclosure related expenses. Other repossessed asset losses and holding costs increased $64,000 in the third quarter of 2010 primarily due to a $65,000 write-down on two real estate owned properties which are under contract to sell. All other expenses decreased $8,000 on a net basis.

Income Tax (Benefit). Our review of the valuation allowance for our deferred tax asset resulted in a tax benefit of $10,000 for the nine months ended September 30, 2010 compared to a $322,000 provision for the nine months ended September 30, 2009 which was the result of the valuation allowance we establish for our deferred tax asset.

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

	Three Months Ended September 30,
	2010			2009
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)

Assets:
Loans:
One- to four-family	$37,536	$472	5.03%	$37,991	$500	5.26%
Multi-family, commercial real estate, and land	31,165	476	6.12	31,166	494	6.29
Construction	2,309	32	5.61	4,346	47	4.33
Commercial business	6,203	91	5.90	6,298	90	5.64
Home equity lines-of-credit	16,678	136	3.27	16,870	129	3.04
Automobile and other consumer	5,333	81	6.13	8,826	140	6.29

Total loans	99,224	1,288	5.20	105,497	1,400	5.28
Securities	2,373	23	3.75	2,840	30	4.19
Other interest-earning assets	6,635	2	0.10	11,560	2	0.10

Total interest-earning assets	108,232	$1,313	4.86	119,897	$1,432	4.76
Non-interest-earning assets	7,342			5,489

Total assets	$115,574			$125,386

Liabilities and stockholders’ equity:
Savings deposits	$7,393	$4	0.20	$7,218	$4	0.24
Money market/demand deposits	22,355	39	0.70	17,575	33	0.75
Certificates of deposit	68,272	310	1.82	76,276	592	3.08

Total deposits	98,020	353	1.44	101,069	629	2.47
FHLB advances	—	—	—	6,418	73	4.47

Total interest-bearing liabilities	98,020	353	1.44	107,487	702	2.59

Non-interest-bearing deposits	2,528			1,716
Other liabilities	820			1,240

Total liabilities	101,368			110,443
Stockholders’ equity	14,206			14,943

Total liabilities and stockholders’ equity	$115,574			$125,386

Net interest income		$960			$730

Net interest rate spread			3.42%			2.17%

Net interest-earning assets	$10,212			$12,410

Net interest margin			3.55%			2.43%

Average of interest-earning assets to interest-bearing Liabilities			110.42%			111.55%

	Nine Months Ended September 30,
	2010			2009
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)

Assets:
Loans:
One- to four-family	$38,196	$1,495	5.22%	$39,022	$1,564	5.34%
Multi-family, commercial real estate, and land	31,316	1,450	6.19	30,636	1,432	6.25
Construction	2,567	117	6.10	5,658	246	5.81
Commercial business	6,300	279	5.92	5,485	242	5.90
Home equity lines-of-credit	16,635	399	3.21	16,733	375	3.00
Automobile and other consumer	6,111	280	6.14	9,460	442	6.24

Total loans	101,125	4,020	5.31	106,994	4,301	5.37
Securities	2,290	68	3.95	2,908	96	4.39
Other interest-earning assets	7,198	5	0.09	10,769	8	0.16

Total interest-earning assets	110,613	$4,093	4.94	120,671	$4,405	4.88
Non-interest-earning assets	6,567			5,658

Total assets	$117,180			$126,329

Liabilities and stockholders’ equity:
Savings deposits	$7,313	$11	0.20	$7,325	$18	0.33
Money market/demand deposits	20,819	113	0.73	16,386	101	0.83
Certificates of deposit	70,455	1,076	2.04	78,104	1,918	3.28

Total deposits	98,587	1,200	1.63	101,815	2,037	2.68
FHLB advances	1,319	39	3.93	6,473	217	4.47

Total interest-bearing liabilities	99,906	1,239	1.66	108,288	2,254	2.78

Non-interest-bearing deposits	2,422			1,742
Other liabilities	757			1,080

Total liabilities	103,085			111,110
Stockholders’ equity	14,095			15,219

Total liabilities and stockholders’ equity	$117,180			$126,329

Net interest income		$2,854			$2,151

Net interest rate spread			3.28%			2.10%

Net interest-earning assets	$10,707			$12,383

Net interest margin			3.44%			2.38%

Average of interest-earning assets to interest-bearing Liabilities			110.72%			111.44%

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

	Three Months Ended September 30, 2010 vs. 2009			Nine Months Ended September 30, 2010 vs. 2009
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)

Interest-earning assets:
Loans:
One- to four-family	$(6)	$(22)	$(28)	$(34)	$(35)	$(69)
Multi-family, commercial real estate, and land	—	(18)	(18)	32	(14)	18
Construction	(26)	11	(15)	(141)	12	(129)
Commercial business	(2)	3	1	36	1	37
Home equity lines-of-credit	(1)	8	7	(2)	26	24
Automobile and other consumer	(55)	(4)	(59)	(155)	(7)	(162)

Total loans	(90)	(22)	(112)	(264)	(17)	(281)
Securities	(15)	8	(7)	(52)	24	(28)
Other interest-earning assets	—	—	—	(1)	(2)	(3)

Total interest-earning assets	(105)	(14)	(119)	(317)	5	(312)

Interest-bearing liabilities:
Savings deposits	1	(1)	—	—	(7)	(7)
Money market/demand accounts	8	(2)	6	25	(13)	12
Certificates of deposit	(57)	(225)	(282)	(173)	(669)	(842)

Total deposits	(48)	(228)	(276)	(148)	(689)	(837)
FHLB Advances	(73)	—	(73)	(155)	(23)	(178)

Total interest-bearing Liabilities	(121)	(228)	(349)	(303)	(712)	(1,015)

Change in net interest income	$16	$214	$230	$(14)	$717	$703

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

Our cash flows are comprised of three primary classifications: (i) cash flows from operating activities, (ii) investing activities, and (iii) financing activities. Net cash from operating activities was $1.3 million and $267,000 for the nine months ended September 30, 2010 and 2009, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and purchases which were offset by principal collections on loans and mortgage-backed securities. Net cash from investing activities was $3.6 million and $869,000 for the nine months ended September 30, 2010 and 2009, respectively. Net cash from financing activities consisted primarily of the activity in deposit, borrowing, and escrow accounts. The net cash from financing activities was ($3.4) million and ($1.3) million for the nine months ended September 30, 2010 and 2009, respectively.

Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period. We may also utilize the sale of securities available-for-sale, federal funds purchased, Federal Home Loan Bank of Chicago advances and other borrowings as sources of funds. At September 30, 2010, cash and cash equivalents totaled $9.4 million.

At September 30, 2010, the Bank exceeded all of its regulatory capital requirements to be well capitalized with a Tier 1 (core) capital level of $10.4 million, or 8.91% of adjusted total assets which was $4.6 million above the required level of $5.8 million, or 5.00%; and total risk-based capital of $11.2 million or 12.03% of risk weighted assets, which was $1.9 million above the required level of $9.3 million or 10.00%. The Bank at September 30, 2010 was categorized as well capitalized under applicable regulatory criteria. Management is not aware of any conditions or events since the most recent notification that would change the Bank’s category.

At September 30, 2010, we had outstanding commitments to originate loans of $151,000. We expect to have sufficient funds available to meet our current loan commitments. Loan commitments have, in recent periods, been funded through liquidity and normal deposit flows. Certificates of deposit scheduled to mature in one year or less from September 30, 2010 totaled $48.8 million. Management believes that, based on past experience, a significant portion of such deposits will remain with us. Based on the foregoing, in addition to our level of core deposits and capital, we consider our liquidity and capital resources sufficient to meet our outstanding short-term and long-term needs.

Off-Balance Sheet Arrangements.

In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments and available lines of credit. For the three months ended September 30, 2010 and 2009, we did not engage in any off-balance sheet transactions other than loan origination commitments in the normal course of our lending activities.

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

PART II - Other Information

Item 1. Legal Proceedings

At September 30, 2010 there were no material pending legal proceedings to which the Company or the Bank is a party other than ordinary routine litigation incidental to their respective businesses.

Item 1A. Risk Factors

This item is not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Share (or Units) Purchased	Average price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plan or Program	Maximum Number (or Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plan or Program
July 1, 2010 – July 31, 2010	—	$—	—	19,471
August 1, 2010 – August 31, 2010	—	$—	—	19,471
September 1, 2010 – September 30, 2010	427	$4.00	—	19,471

Total	427	$4.00	—	19,471

On January 28, 2009, the Company announced its second Stock Repurchase Program pursuant to which the Company intends to repurchase 42,487 shares of its outstanding common stock (excluding shares owed by the MHC). The Stock Repurchase Program will be in effect through December 31, 2009. The first Stock Repurchase Program announced April 23, 2008 was completed in January of 2009. The 427 shares purchased in September represent a distribution to terminated ESOP participants who exercised their put option which the Company then placed in treasury.

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

BEN FRANKLIN FINANCIAL, INC. (Registrant)

Date: November 12, 2010	/s/ C. Steven Sjogren
C. Steven Sjogren
President and Chief Executive Officer